Form 10QSB
period 2000-06-30
TEL VOICE COMMUNICATIONS INC
filed 2000-08-21
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ________________ to _______________

                                    000-29743
                            (Commission file number)

                         TEL-VOICE COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

               Nevada                                       88-0409143
    (State or other jurisdiction                          (IRS Employer
  of incorporation or organization)                     Identification No.)

                   7373 East Doubletree Ranch Road, Suite 200,
                              Scottsdale, AZ 85258
                    (Address of principal executive offices)

                                 (480) 368-8080
                           (Issuer's telephone number)

              16133 Ventura Boulevard, Suite 635, Encino, CA 91436 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity. As of August 14, 2000 - 5,497,895 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                         TEL-VOICE COMMUNICATIONS, INC.
                          (A Development Stage Company)
                                      Index

                                                                         Page
                                                                        Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of June 30, 2000        2

           Condensed Consolidated Statements of Operations for
           the three months ended June 30, 2000 and 1999                   3

           Condensed Consolidated Statements of Operations for
           the six months ended June 30, 2000 and 1999 and from
           inception (April 19, 1999) to June 30, 2000                     4

           Condensed  Consolidated  Statements  of Cash Flows for the
           six months ended June 30, 2000 and 1999 and from
           inception (April 19, 1999) to June 30, 2000                    5-6

           Notes to Condensed Consolidated Financial Statements           7-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9-10

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              10

Item 2.    Change in Securities and Use of Proceeds                       10

Item 3.    Defaults Upon Senior Securities                                10

Item 4.    Submission of Matters to a Vote of Security Holders            10

Item 5.    Other Information                                              10

Item 6.    Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                12

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $        15,360
   Stock subscription receivable                                        15,000
   Prepaid expenses                                                     49,123
                                                               ---------------

     Total current assets                                      $        79,483
                                                               ===============


       LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                            $        16,623
   Accrued expenses                                                      1,505
   Shareholder advances                                                103,208
   Notes payable                                                        27,500
                                                               ---------------
     Total current liabilities                                         148,836
                                                               ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common Stock, $.001 par value, 75,000,000 shares
    authorized, 5,497,895 shares issued and outstanding                  5,498
   Additional paid-in capital                                          421,476
   Deficit accumulated during development stage                       (496,327)
                                                               ----------------
     Total stockholders' deficit                                       (69,353)
                                                               ----------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIT                                       $        79,483
                                                               ===============

       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)

                                                    2000              1999
                                             ---------------   ---------------


REVENUE                                      $             -   $            -

COST OF REVENUE                                            -                 -
                                             ---------------   ---------------

GROSS PROFIT                                               -                 -

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                              95,864           182,732
                                             ---------------   ---------------

LOSS FROM OPERATIONS                                 (95,864)         (182,732)

INTEREST EXPENSE                                       1,809                 -
                                             ---------------   ---------------

LOSS BEFORE INCOME TAXES                             (97,673)         (182,732)

 INCOME TAXES                                              -                 -
                                             ---------------   ---------------

NET LOSS                                     $       (97,673)  $      (182,732)
                                             ================  ================

BASIC AND DILUTED LOSS PER SHARE             $        (0.02)   $       (0.05)
                                             ===============   ================

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED               4,787,307         4,000,000
                                             ===============   ================

       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
              AND FROM INCEPTION (APRIL 19, 2000) TO JUNE 30, 2000
                                  (Unaudited)


                                           Inception to      Six Months Ended June 30,
                                             June 30      ----------------------------
                                               2000            2000           1999
                                          --------------  -------------  --------------
REVENUE                                   $            -  $           -  $            -

COST OF REVENUE                                        -              -               -
                                          --------------  -------------  --------------

GROSS PROFIT                                           -              -               -

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                         494,518        127,510         182,732
                                          --------------  -------------  --------------

LOSS FROM OPERATIONS                            (494,518)      (127,510)       (182,732)

INTEREST EXPENSE                                   1,809          1,809               -
                                          --------------  -------------  --------------

LOSS BEFORE INCOME TAXES                        (496,327)      (129,319)       (182,732)

 INCOME TAXES                                         -               -               -
                                          -------------   -------------  --------------

NET LOSS                                  $     (496,327) $    (129,319) $     (182,732)
                                          =============== ============== ===============

BASIC AND DILUTED LOSS PER SHARE          $      (0.12)   $      (0.03)  $        (0.05)
                                          =============   =============  ===============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED           4,262,865      4,586,730       4,000,000
                                          ==============  =============  ==============

       See the accompanying notes to the consolidated financial statements


                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
              AND FROM INCEPTION (APRIL 19, 2000) TO JUNE 30, 2000
                                  (Unaudited)

                                                     Inception to
                                                        June 30,     Six Months Ended June 30,
                                                     -------------  --------------------------
                                                         2000           2000         1999
                                                     ------------   -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $   (496,327)  $ (129,319)  $  (182,732)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Stock issued for services rendered                     239,474       58,250       181,224
   (Increase) decrease in:
     Prepaid assets                                       (49,123)     (49,123)            -
   Increase (decrease) in:
     Accounts payable and accrued expenses                 18,128       18,128             -
                                                     ------------   -----------  ------------

Net cash used in operating activities                    (287,848)    (102,064)       (1,508)
                                                     ------------   -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of public shell                              (150,000)    (150,000)            -
                                                     ------------   -----------  ------------
Net cash used in investing activities                    (150,000)    (150,000)            -
                                                     ------------   -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from stockholder, net                         103,208      (45,000)        1,508
   Proceeds from notes payable                             27,500       27,500             -
   Proceeds from sale of common stock                     322,500      282,500             -
                                                     ------------   -----------  ------------
Net cash provided by financing activities                 453,208      265,000         1,508
                                                     ------------   -----------  ------------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                         -       12,936             -

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                     15,360        2,424            -
                                                     ------------   -----------  ------------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                     $     15,360   $   15,360   $        -
                                                     ============   ===========  ============

       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
        AND FROM INCEPTION (APRIL 19, 2000) TO JUNE 30, 2000 (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2000 and 1999, the Company paid no income taxes and $304 in interest.

NON CASH INVESTING AND FINANCING TRANSCATIONS:

Upon its formation, the Company issued 4,000,000 shares of its common stock to a founding stockholder of the Company. The shares were valued at $181,224, which relates to the stockholder's actual out-of-pocket costs to develop the Company's business plan.

In conjunction with a private placement of common stock in June 2000, the Company issued 20,000 shares with an aggregate value of $15,000 on subscription, which was received in July 2000.

During the three months ended June 30, 2000, the Company issued 233,000 shares of common stock in consideration for consulting services of $58,250.


       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Tel-Voice Communications, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

On June 30, 2000 the Company entered into a Stock Purchase Agreement and Plan of Reorganization with Smartdotcom, Inc. ("SDC"), a Nevada corporation whereby the Company acquired 100% of the issued and outstanding share of common stock of SDC. This transaction was approved by the unanimous consent of the Board of Directors of the Company. For accounting purposes this transaction is being accounted for as a reverse merger as the stockholders of SDC own a majority of issued and outstanding shares of common stock of the Company and the management team of SDC will hold a majority of the management positions of the Company and will appoint a majority of Board of Directors. The historical financial information presented in this Form 10QSB are those of SDC.

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. Management has developed a business plan, which incorporates the Company to provide private electronic networks for labor unions and integrated communities, both of which include subscribers of the unions and communities. The Company will provide the hardware, software and technical support required to setup and maintain the networks.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through a private placement offering.

                         TEL-VOICE COMMUNICATIONS, INC.
                          (A Development Stage Company)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There are no common stock equivalents.

NOTE 3 - STOCKHOLDERS EQUITY

In June 2000, the Company issued three unsecured notes payable totaling $27,500 that bear interest at 18% per annum. The notes are callable on demand. In connection with these notes the Company issued 11,000 warrants to purchase the Company's common stock at $0.75 per share.

NOTE 4 - STOCKHOLDERS EQUITY

During the six months ended the Company sold 710,000 shares of its common stock for gross proceeds of $292,500, of which $15,000 was received in July 2000. In addition the Company issued 233,000 of its common stock for services rendered valued at $58,250 and issued 374,895 shares of its common stock in connection with the reverse merger discussed in Note 1.

The Company adopted an employee stock option program to attract and retain key employees. The stock option plan contains 1,000,000 shares of which 433,000 have been issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the first  all-inclusive  telecom,  video,  Internet,  entertainment  and security provider. We are in the business of enhancing the lives of our subscribers, who benefit from the added value of high-quality services and a fully integrated system made available by a single company. Subscribers are afforded the luxury of accessing these services using state-of-the-art technology that includes hardware, software and network connectivity. Consequently, we provide market penetration and incremental revenue for our alliance partners. Multinational Fortune 500 companies, in conjunction with a select project management team, provide our operations and on-site service. Our door-to-door service and warrantee repair will be unsurpassed by any other companies offering similar services. Our financial model is predicated on transaction revenue and subscriber fees. In fact, only minimal cash flow is actually generated through consumer-direct equipment sales.

We, since its inception, have incurred net losses of $496,327. We may be unable to continue in existence unless we are able to arrange additional financing to supplement our recent sale of common stock.

We have not yet generated any revenues and are still considered in the development stage. We still continue to incur costs associated with the development of our technology and implementation of our business plan.


Plan of Operation

Our management team includes experts in the fields of telecommunications, technology, Internet protocols, interactive programming, marketing, and finance. Our senior executives are experienced in managing virtual companies, and have many successes to their collective credit. One of our goals is to keep our staff count to a minimum by using contract labor and consultants. We believe that our structure positively influences performance and nurtures the strengths of our management team and support staff.

Our offering to our subscribers will include voice and video services that are unparalleled in today's marketplace. In keeping with the philosophies that serve as our foundation, telephone and television offerings will be consolidated. Without compromising simple dial tone and cable access, one company with one vision can deliver all the telephony and video capabilities a home or office would need on an easy-to-use, yet high-tech, platform. This vision will be carried out via the SmartFone and SmartCable services. We feature satellite quality and content using a standard cable connection. "Open" channels can be used to offer special education and craft-related content to our subscribers, and no reception dish is needed. We are the "cable company". As such, we can introduce content that is friendly to our markets, and revenue generating for our partners and us. With the near limitless capabilities of the SmartFone, Our telecommunications offerings can be as varied as the particular market demands.

Our future is based on our inventory of intellectual property, and the ability to implement the tangible end products. The patent and copyright processes that establish our designs as proprietary are continuously factored into our financial projections and cash flow summary. There are no licenses required.

Forward looking statements

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of us develop our technology and execute our business plan. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

          None


Item 2.    Change in Securities and Use of Proceeds

          None


Item 3.    Defaults Upon Senior Securities

          None


Item 4.    Submission of Matters to a Vote of Security Holders

          Not applicable


Item 5.    Other Information

          Not applicable

Item 6.    Exhibits and Reports on Form 8-K

          (a) Exhibits

              27.1 - Financial Data Schedule

          (b) Reports on Form 8-K

               On July 12, 2000, the Company filed a Current Report on Form 8-K announcing that on June 30, 2000 the Company entered into a Stock Purchase Agreement and Plan of Reorganization with Smartdotcom, Inc. ("SDC"), a Nevada corporation whereby the Company acquired 100% of the issued and outstanding share of common stock of SDC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TEL-VOICE COMMUNICATIONS, INC.

                                        /s/ Jay Budd
                                 By ----------------------------------
                                     Jay Budd
                                      Chief Executive Officer


Date:  August 21, 2000