Form 10QSB/A
period 2000-06-30
TEL VOICE COMMUNICATIONS INC
filed 2000-12-11
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1
 (Mark One)

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of August 14, 2000 - 5,507,895 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                         TEL-VOICE COMMUNICATIONS, INC.
                                      Index

                                                                          Page
                                                                         Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet as of June 30, 2000         2

           Condensed Consolidated Statements of Operations for
           the three months ended June 30, 2000 and 1999                    3

           Condensed Consolidated Statements of Operations for
           the six months ended June 30, 2000 and 1999                      4

           Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 2000 and 1999                     5-6
           Notes to Condensed Consolidated Financial Statements            7-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9-10

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               11

Item 2.    Change in Securities and Use of Proceeds                        11

Item 3.    Defaults Upon Senior Securities                                 11

Item 4.    Submission of Matters to a Vote of Security Holders             11

Item 5.    Other Information                                               11

Item 6.    Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                 12

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 $        15,360
   Stock subscription receivable                                      15,000
   Prepaid expenses                                                      581
                                                             ---------------

     Total current assets                                    $        30,941
                                                             ===============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
   Accounts payable and accrued expenses                     $        19,272
   Shareholder advances                                              113,976
   Notes payable                                                      27,500
                                                             ---------------

     Total current liabilities                                       160,748

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Common Stock, $.001 par value, 75,000,000 shares
    authorized, 5,497,895 shares issued and outstanding                5,498
   Additional paid-in capital                                        244,252
   Accumulated deficit                                              (379,557)
                                                             ----------------
     Total stockholders' deficiency                                 (129,807)

TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIENCY                                  $        30,941
                                                             ===============




       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                   2000              1999
                                            ---------------    ---------------


REVENUE                                     $        45,000    $        22,500

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            156,076             60,373
                                            ---------------    ---------------

LOSS FROM OPERATIONS                               (111,076)           (37,873)

INTEREST EXPENSE                                        453                  -
                                            ---------------    ---------------

LOSS BEFORE INCOME TAXES                           (111,529)           (37,873)

 INCOME TAXES                                             -                  -
                                            ---------------    ---------------

NET LOSS                                    $      (111,529)   $       (37,873)
                                            ================   ================

BASIC AND DILUTED LOSS PER SHARE            $        (0.02)    $         (0.01)
                                            ===============    ===============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED              4,787,307          4,000,000
                                            ===============    ===============







       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                   2000             1999
                                            ---------------   ----------------


REVENUE                                     $        90,000   $         50,000

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            217,918            203,891
                                            ---------------   ----------------

LOSS FROM OPERATIONS                               (127,918)          (153,891)

INTEREST EXPENSE                                        453                  -
                                            ---------------   ----------------

LOSS BEFORE INCOME TAXES                           (128,371)          (153,891)

 INCOME TAXES                                             -                  -
                                            ---------------   ----------------

NET LOSS                                    $      (128,371)  $       (153,891)
                                            ================  =================

BASIC AND DILUTED LOSS PER SHARE            $        (0.02)   $          (0.04)
                                            ===============   =================

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED              4,586,730          4,000,000
                                            ===============   ================







       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                          2000             1999
                                                   ---------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $      (128,371)  $       (153,891)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Stock issued for services rendered                       58,250                  -
   (Increase) decrease in:
     Accounts receivable                                         -              6,200
     Prepaid assets                                           (581)                 -
   Increase (decrease) in:
     Accounts payable and accrued expenses                  10,268             (6,281)
                                                   ---------------   -----------------

Net cash used in operating activities                      (60,434)          (153,972)
                                                   ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of public shell                               (150,000)                 -
                                                   ----------------  ----------------
Net cash used in investing activities                     (150,000)                 -
                                                   ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from stockholder, net                          (86,630)           153,972
   Proceeds from notes payable                              27,500                  -
   Proceeds from sale of common stock                      282,500                  -
                                                   ---------------   ----------------
Net cash provided by financing activities                  223,370            153,972
                                                   ---------------   ----------------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                     12,936                  -

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                       2,424                  -
                                                   ---------------    ---------------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                   $        15,360    $             -
                                                   ===============    ===============



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








       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

NOTE 4 - STOCKHOLDERS EQUITY

During the six months ended June 30, 2000, the Company sold 710,000 shares of its common stock for gross proceeds of $292,500, of which $15,000 was received in July 2000. In addition the Company issued 233,000 of its common stock for services rendered valued at $58,250 and issued 374,895 shares of its common stock in connection with the reverse merger discussed in Note 1.

The Company adopted an employee stock option program to attract and retain key employees. The stock option plan contains 1,000,000 shares of which 433,000 have been issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

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

We, since its inception, have incurred net losses of $379,557. We may be unable to continue in existence unless we are able to arrange additional financing to supplement our recent sale of common stock. We still continue to incur costs associated with the development of our technology and implementation of our business plan.


Plan of Operation
-----------------

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

Results of Operations
---------------------

Three months ended June 30, 2000 vs. June 20, 1999

Revenue for the three months ended June 30, 2000 increased by $22,500 from $22,500 for the three months ended June 30, 1999 to $45,000 for the same period in 2000. The revenue represents consulting fees received from a project in La Jolla, CA where we are implementing our intranet technology.

Selling general and administrative expenses for the three months ended June 30, 2000 increased by $95,703 from $60,373 for the three months ended June 30, 1999 to $156,076 for the same period in 2000. The increase is principally due to additional salary expenses and consulting fees and $58,250 in additional consulting fees related to stock given to a consultant for services.


Six months ended June 30, 2000 vs. June 20, 1999

Revenue for the six months ended June 30, 2000 increased by $40,000 from $50,000 for the six months ended June 30, 1999 to $90,000 for the same period in 2000. The revenue represents consulting fees received from a project in La Jolla, CA where we are implementing our intranet technology.

Selling general and administrative expenses for the six months ended June 30, 2000 increased by $14,027 from $203,891 for the six months ended June 30, 1999 to $217,918 for the same period in 2000. The increase is principally due to $58,250 in consulting fees related to stock given to a consultant for services, offset by a decrease in other consulting fees of approximately $92,000 incurred during the first quarter of 1999.

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

     Not applicable


Item 5.    Other Information

     Not applicable

Item 6.    Exhibits and Reports on Form 8-K

     (a)      Exhibits

27.2 - Amended Financial Data Schedule

     (b)      Reports on Form 8-K

On July 12, 2000, the Company filed a Current Report on Form 8-K announcing that on June 30, 2000 the Company entered into a Stock Purchase Agreement and Plan of Reorganization with Smartdotcom, Inc. ("SDC"), a Nevada corporation whereby the Company acquired 100% of the issued and outstanding shares of common stock of SDC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TEL-VOICE COMMUNICATIONS, INC.



                                               By:  /s/ Jay Budd
                                                   -------------------------
                                                    Jay Budd
                                                    Chief Executive Officer


Date:  December 7, 2000