Form 10QSB
period 2000-09-30
TEL VOICE COMMUNICATIONS INC
filed 2000-12-11
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of December 7, 2000 - 5,507,895 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                         TEL-VOICE COMMUNICATIONS, INC.
                                      Index

                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheet as of September 30, 2000     2

          Condensed Consolidated Statements of Operations for
          the three months ended September 30, 2000 and 1999                3

          Condensed Consolidated Statements of Operations for
          the nine months ended September 30, 2000 and 1999                 4

          Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 2000 and 1999                5-6

          Notes to Condensed Consolidated Financial Statements             7-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9-10

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                11

Item 2.   Change in Securities and Use of Proceeds                         11

Item 3.   Defaults Upon Senior Securities                                  11

Item 4.   Submission of Matters to a Vote of Security Holders              11

Item 5.   Other Information                                                11

Item 6.   Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                 12

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                  $         2,513
                                                              ---------------

     Total current assets                                     $         2,513
                                                              ===============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
   Accounts payable and accrued expenses                      $        43,564
   Shareholder advances                                               119,466
   Notes payable                                                       20,000
                                                              ---------------

     Total current liabilities                                        183,030

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Common Stock, $.001 par value, 75,000,000 shares
    authorized, 5,507,895 shares issued and outstanding                 5,508
   Additional paid-in capital                                         251,742
   Accumulated deficit                                               (437,767)
                                                              ----------------
     Total stockholders' deficiency                                  (180,517)

TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIENCY                                   $         2,513
                                                              ===============




       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                    2000              1999
                                             ---------------   ---------------
                                                   2000              1999
                                            ---------------    ---------------


REVENUE                                     $        45,000    $        16,000

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            102,176             68,518
                                            ---------------    ---------------

INCOME FROM OPERATIONS                              (57,176)           (52,518)

INTEREST EXPENSE                                      1,033                  -
                                            ---------------    ---------------

INCOME BEFORE INCOME TAXES                          (56,143)           (52,518)

 INCOME TAXES                                             -                  -
                                            ---------------    ---------------

NET LOSS                                    $       (56,143)   $       (52,518)
                                            ================   ================

BASIC AND DILUTED LOSS PER SHARE            $        (0.01)    $         (0.01)
                                            ===============    ===============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED              5,504,199          4,000,000
                                            ===============    ===============






       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                   2000             1999
                                            ---------------   ----------------


REVENUE                                     $       135,000   $         66,000

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            320,095            272,409
                                            ---------------   ----------------

LOSS FROM OPERATIONS                               (185,095)          (206,409)

INTEREST EXPENSE                                      1,486                  -
                                            ---------------   ----------------

LOSS BEFORE INCOME TAXES                           (186,581)          (206,409)

 INCOME TAXES                                             -                  -
                                            ---------------   ----------------

NET LOSS                                    $      (186,581)  $       (206,409)
                                            ================  ================

BASIC AND DILUTED LOSS PER SHARE            $        (0.04)   $          (0.05)
                                            ===============   ================

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED              4,894,786          4,000,000
                                            ===============   ================






       See the accompanying notes to the consolidated financial statements


                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                             2000             1999
                                                      ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $      (186,581)  $       (206,409)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Stock issued for services rendered                          58,250                  -
   (Increase) decrease in:
     Accounts receivable                                            -             61,200
     Prepaid assets                                                 -                  -
   Increase (decrease) in:
     Accounts payable and accrued expenses                     34,560             (6,281)
                                                      ---------------   -----------------

Net cash used in operating activities                         (93,771)         (151,490)
                                                      ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of public shell                                  (150,000)                 -
                                                      ----------------  ----------------
Net cash used in investing activities                        (150,000)                -
                                                      ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from stockholder, net                             (81,140)           151,490
   Proceeds from notes payable                                 27,500                  -
   Repayment of notes payable                                  (7,500)                 -
   Proceeds from sale of common stock                         305,000                  -
                                                      ---------------   ----------------
Net cash provided by financing activities                     243,860            151,490
                                                      ---------------   ----------------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                            89                  -

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                          2,424                 -
                                                      ---------------   ---------------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                      $         2,513   $             -
                                                      ===============   ================



       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2000 and 1999, the Company paid no income taxes and $304 in interest.

NON CASH INVESTING AND FINANCING TRANSCATIONS:

During the three months ended September 30, 2000, the Company issued 233,000 shares of common stock in consideration for consulting services of $58,250.











       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Tel-Voice Communications, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

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

NOTE 3 - STOCKHOLDERS EQUITY

In June 2000, the Company issued three unsecured notes payable totaling $27,500 that bear interest at 18% per annum of which $7,500 was repaid in August 2000. The notes are callable on demand. In connection with these notes the Company issued 11,000 warrants to purchase the Company's common stock at $0.75 per share.

NOTE 4 - STOCKHOLDERS EQUITY

During the nine months ended September 30, 2000, the Company sold 720,000 shares of its common stock for gross proceeds of $300,000. In addition the Company issued 233,000 of its common stock for services rendered valued at $58,250 and issued 374,895 shares of its common stock in connection with the reverse merger discussed in Note 1.

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

We, since its inception, have incurred net losses of $437,767. We may be unable to continue in existence unless we are able to arrange additional financing to supplement our recent sale of common stock. We still continue to incur costs associated with the development of our technology and implementation of our business plan.


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

Results of Operations
---------------------

Three months ended September 30, 2000 vs. September 30, 1999

Revenue for the three months ended September 30, 2000 increased by $29,000 from $16,000 for the three months ended September 30, 1999 to $45,000 for the same period in 2000. The revenue represents consulting fees received from a project in La Jolla, CA where we are implementing our intranet technology.

Selling general and administrative expenses for the three months ended September 30, 2000 increased by $33,658 from $68,518 for the three months ended September 30, 1999 to $102,176 for the same period in 2000. The increase is principally due to an increase in salary expense and cost associated with being a public company.


Nine months ended September 30, 2000 vs. September 30, 1999

Revenue for the nine months ended September 30, 2000 increased by $69,000 from $66,000 for the nine months ended September 30, 1999 to $135,000 for the same period in 2000. The revenue represents consulting fees received from a project in La Jolla, CA where we are implementing our intranet technology.

Selling general and administrative expenses for the nine months ended September 30, 2000 increased by $47,686 from $272,409 for the nine months ended September 30, 1999 to $320,095 for the same period in 2000. The increase is principally due to $58,250 in consulting fees related to stock given to a consultant for services.

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

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEL-VOICE COMMUNICATIONS, INC.



                                          By:  /s/ Jay Budd
                                               --------------------------
                                               Jay Budd
                                               Chief Executive Officer


Date:  December 11, 2000