Form 10KSB40
period 2000-12-31
TEL VOICE COMMUNICATIONS INC
filed 2001-08-14
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                       8283 NORTH HAYDEN ROAD, SUITE 250,
                      SCOTTSDALE, ARIZONA 85258 (Address of
                        principal executive offices) (Zip
                                      Code)

                                 (480) 368-8080
                           (Issuer's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                          COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the year ended December 31, 2000:  $165,000

There is currently no market for the registrant's Common Stock. The number of shares outstanding of the registrant's Common Stock as of July 31, 2001 was 5,825,895.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                                     PART I

This Annual Report on Form 10-KSB contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development, and acceptance of our business strategy and new applications for our existing products. Investors are cautioned that, although we believe that our expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect our business and prospects, including changes in economic and market conditions, acceptance of our products, maintenance of strategic alliances and other factors discussed elsewhere in this Form 10-KSB.

Item 1. DESCRIPTION OF BUSINESS

BACKGROUND

Tel-Voice Communications, Inc. ("Tel-Voice") was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Smartdotcom, Inc. was incorporated under the laws of the State of Nevada on April 19, 1999. On June 30, 2000, Smartdotcom became a wholly owned subsidiary of Tel-Voice through a reverse merger. Tel-Voice issued 4,376,895 shares of its common stock all of the issued and outstanding common stock of Smartdotcom. Prior to the merger, Tel-Voice had no business activity and therefore, pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. Smartdotcom has been treated as the acquirer and accordingly, Smartdotcom is presented as the continuing entity, and the historical financial statements are those of Smartdotcom.

OVERVIEW

We are an all-inclusive telecom, video, Internet, entertainment and security provider. We are in the business of enhancing the lives of our subscribers, who benefit from the added value of high-quality services and a fully integrated system made available by a single company. Subscribers are afforded the luxury of accessing these services using state-of the-art technology that includes hardware, software and network connectivity.

Our management team includes experts in the fields of telecommunications, technology, Internet protocols, interactive programming, marketing, and finance. Our senior executives are experienced in managing virtual companies, and have many successes to their collective credit. One of our goals is to keep our staff count to a minimum, by utilizing the contract and consulting markets. The structure of our Company positively influences performance and nurtures the strengths of our management team and support staff.

Multinational Fortune 500 companies, in conjunction with a select project management team, provide our operations and on-site service. Our door-to-door service and warrantee repair will be unsurpassed by any other companies offering similar services. Our financial model is predicated on transaction revenue and subscriber fees. In fact, only minimal cash flow is actually generated through consumer-direct equipment sales. Our business features every important characteristic of a technology and telecom investment, making us the prototypical success recipe.

INTERNET/INTRANET

At the core of our business are our advanced, community Intranets. Each private network showcases our fundamental goal of providing high quality entertainment and communications content in a simple and unassuming fashion. Point and click capability is the underlying principle on which the secure networks are modeled.

Our Intranets are private networks, available only to our subscribers. They incorporate several levels of redundancy that allow for constant, dedicated service.

Living and working on-line using the Internet raises many security issues that can be immediately avoided by way of private networking. This advantage is given to our subscribers. Our private network incorporates a double firewall system, so that users have only one door into the network and one door out. Logging on the system makes all of our services instantly available.

We are also a content provider. Once logged off the community network, subscribers may access the Internet and a host of special offerings, over multi-speed connections. Subscribers enjoy the benefit of exclusive network content and global Internet service.

E-COMMERCE

Our community network is able to meet all of the consumer demands that are currently fueling web-based e-commerce. In practice, subscriber group and community profiles allow us to exceed any conventional market offerings. Through the collective ability to provide high-end services, developers, labor networks, and business networks all participate in revenue sharing with us.

When subscribers utilize our Intranet, their financial transactions cannot be compromised. An accredited FDIC financial institution manages all settlements, and all transactions are routed through encrypted, cached server architecture. The system is closed, private, and therefore, totally secure.

SUBSCRIBER BASED

All our services are designed with a subscriber-based audience in mind. The ability to connect various devices and technologies to a collective, private network produces a marketable advantage for our members. Our subscribers can activate single-sourced offerings on the go, at home, and on the job.

As the subscriber base expands, the revenue generated by us for our self and our partners grows incrementally. This value is inherent and may be recognized as a strong purchase opportunity for telephone, cable, and Internet companies. The subscriber feels our value in the quality of offerings, ease-of-use, consolidated service sourcing, and affordability.

INTELLECTUAL PROPERTY

We are postured to take advantage of current as well as future technological and proprietary offerings. Since new peripheral devices can be simply and quickly integrated into the system, the kind of services available to our subscribers evolves in concert with the latest technology as it becomes available.

We are our own vehicle for seeking our high-end technology and delivering the resulting gadgets to our subscribers in a user-friendly package. Our future is based on our inventory of intellectual property, and the ability to implement the tangible end products.

INTEGRATED COMMUNITIES

Residents in a Tel-Voice integrated community enjoy the latest technology to enhance everyday living and create a very secure living environment. The primary features of their services include the SmartFone, SmartCable, SmartNet, and SmartSafe security systems.

SmartFone
---------

Each villa is equipped with a SmartFone connected to the building's internal network. In addition, the phone allows access to the Internet and many special "community sites." The SmartFone enables the use of our reduced rate, local and long distance service. The SmartFone comes with a standard phone line connection; a second line is available as an option for those who want simultaneous data and voice capability.

SmartCable
----------

Each villa also contains a set top unit connected to the television providing enhanced basic services including local and national network programming, pay per view video and other pay per use programs. Each set top unit is set with monitoring capabilities for the villa owners to view the lobby and other common areas covered by the security systems cameras. The use of the one-way video monitoring can be limited in certain areas as required. The basic SmartCable offering is equal to present day premium cable. SmartCable Plus service offers "satellite" quality programming. SmartCable services can be upgraded to SmartCable Plus for a few dollars more per month. Each offering is substantially enhanced as compared to the current providers of same service features.

SmartSafe
---------

Multiple cameras installed in strategically positioned locations offer the on-site staff complete access to any activity around the building or area. The number of cameras installed can meet or exceed the standards and protocols contained within today's most highly secured living centers. Magnetic access cards enable the homeowner to open and operate the elevators, stairway doors, front doors, garage doors, wine cellar or any other common area doorways. The appropriate owner and occupant may also use the card to gain access to the individual unit. Information pertaining to the time and dates of access as well as any other charges relating to the use of certain facilities are captured and stored within the access card program.

All villas are equipped with entry detection from windows and doors, smoke, fire and water level detection. Security control is available on the SmartFone as well as a separate wireless keypad, for easy access and emergency call capabilities.

Access to and from the garage is aided by a one-way video connection to the front desk and other villa management staff.

An asset tracking system is an optional installation providing the residents with monitoring and tracking features to secure children, animals and valuables. This feature sounds an alarm if any individual or item leaves the building boundaries without being deactivated by building staff.

Our security system architecture includes proprietary and non-proprietary hardware, customized and standard software. It is designed to be unassuming while still functioning at the highest level of home and personal safety.

Expert consultants begin the solution design with a security reference report, followed by implementation of a hardware scheme, and completed with professional installations.

SmartNet
--------

Installed in each unit is a high-speed connection (DSL or T1 equivalent) to the Internet in addition to a network connection for the community Internal Net. The internal network offers shopping specials, entertainment features, sporting events and other community specific information. The villa owner has access to the network with the SmartFone and/or a PC connection (optional). A specific homeowners association site allowing access to account information, payment programs, loyalty services, and other community services, is made available to all homeowners. The SmartNet system provides connectivity to neighbors, friends, as well as building staff and management

Our dynamic call center contact solution enables instantaneous interaction over Web sites and SmartNet. Our solution facilitates online sales (meetings), customer service, and remote Web-based tech support.

Connect - Customers or prospects can instantly contact a call center agent.
-------

Communicate - Call center agents personalize the call with Video, Voice, & Chat.
-----------

Collaborate - Call center agents enrich the call by sharing desktop applications
-----------
(both ways) and aiding navigation through co-browsing.

1-866-UNIONET

1-866-Unionet is our private network, customized for more than 17 million potential labor union subscribers. Once deployed, this multipurpose and interactive network will generate on-going revenue for our partners and us. This network also incorporates sponsor participation with a potential of over 3 billion advertising dollars. This model is representative of all our solutions, including our integrated communities, business networks, and all other subscriber groups.

To develop the subscriber base from within the union membership, we will utilize the SmartFone and other interactive devices to connect subscribers to a private and secure Intranet. Offering members both an exclusive Intranet, and a gateway for Internet access, establishes a market for our current and future technologies. Our unique technical infrastructure allows simple "plug & play" flexibility. This feature enhances our ability to offer many devices to multiple markets.

1-866-Unionet's network design offers cost effective scalable services. Unions and labor organizations will have a financial stake in their own technology solution. They will also take an active role in the operation and application development of their network. Initially, subscribers will be introduced to Intranet screens designed to benefit advertisers and sponsors (time specific exposure). While our competitors include many current ISP's and Telco's, our strengths lie in an advanced marketing plan, and being able to control our own technology and networks. To further solidify 1-866-Unionet as a "Smart Solution," our team includes our existing partners, as well as union and labor management, marketing agents, and consultants. North American customer support programs, technical support, and sales are then sustained via field service teams.

NETWORK APPLIANCES

We offer our subscribers voice and video services that are unparalleled in today's marketplace. In keeping with the philosophies that serve as our foundation, our telephone and television offerings are consolidated. Without compromising simple dial tone and cable access, one company with one vision can deliver all the telephony and video capabilities a home or office would need on an easy-to-use, yet high-tech, platform. This vision is carried out via "Smart" devices that are both wired and wireless. We feature satellite quality and content using a standard cable connection. "Open" channels can be used to offer special education and craft-related content to our subscribers, and no reception dish is needed. We are the "cable company." As such, we can introduce content that is friendly to our markets, and revenue generating for our partners and us.

SmartFone - The  SmartFone is desktop  telephone  capable of  connecting  to the
---------
Internet, sending and receiving email, voicemail and more. It is designed to be extremely easy to use. The screen features a touch-sensitive display and intuitive images. SmartFone is a telephone, answering machine, address book, calendar, Internet browser, and email terminal. It can also be customized. Implementation of our system empowers the SmartFone as a highly adaptable, and flexible device. In the same vein, all of our products offer limitless content and quality.

Once powered on, the Welcome screen will appear. Select the "log on" button. Next, the "Select User" window pops up allowing a choice of logging in to a secure 1-866-Unionet account, or as a Public User. To log on to 1-866-Unionet, the user selects their personal ID -- myname@1866unionet.org.

If selected, the user is prompted to supply a password. Each 1-866-Unionet password is unique. Once logged in to a 1-866-Unionet account, the SmartFone home page will appear. From this home page the user can access secure 1-866-Unionet email and messaging, the Internet, and much more.

If choosing to log in as a Public User, a password is not required. However, the public home page will NOT allow access to email.

PF1500  Pager - The  Motorola  PF1500  Pager is the  prototypical  1-866-Unionet
-------------
device. Its 1.5 way response capability allows the subscriber to benefit from an array of private network offerings. Besides numeric paging, included is news and information that is both community specific, as well as general in nature. The canned reply feature is ideal for eliciting user responses to polls, votes, and contest entries. As with every Tel-Voice network application, all transactions are logged, reportable, and completely secure

T900 Pager - The T900 Pager has the following functions:
----------

     o Reply Capability - Allows user to quickly reply to important messages using the lighted QWERTY keyboard

     o Info-on-Demand -The user can request updated information on traffic, movie show times, etc. and have the information sent directly to the device

     o    Confirmed Message Delivery -To ensure you never miss a message

     o 128K Message Memory - All the power and capacity you need to store information and word messages

     o    4-Line, 80 Character Display - So you can easily read word messages

     o Optimax EL Electra Light Display - For optimum readability and exceptional clarity

     o    Content-Based  Duplication - Allows user to see only a single instance
          of  a  message  that  is  received   multiple   times.   (i.e.   voice
          mail-messaging system)

V2397 Mobile  Phone -  Mobile-originated  and mobile  terminated  SMS  messaging
-------------------
allows you to send, receive and store short alphanumeric messages and has the following features:

     o Large, easy-to-read graphics display -2 lines, with 1 line of instructions

     o Short Messaging Service -Send, receive and store short alphanumeric messages

     o Electronic Phonebook - Allows you to attach an email address to each of your 99 important contacts

     o Quick Notes - Includes pre-written text messages that you can create, edit, send, or delete.

     o Multi-Language Support -English, Spanish, Portuguese, French, Hebrew, Russian

     o Smart Button - To simplify accessing feature menus, scrolling, selecting functions and placing calls

     o Pager Mode - Allows for numeric messages to be sent and received through the phone

     o Caller Line ID - With time and date stamp, allows you to screen incoming calls

SmartCable  Receiver - We offer limitless  content and satellite quality picture
--------------------
(no dish required) using existing infrastructure. By utilizing our set-top box, subscribers choose from 500 open television channels, offering local broadcast programming, games, pay per view, pay per use, satellite quality and community targeted programming (local sports, events, etc.) Future directives will allow our subscribers to experience interactive television using the SmartFone.

EMPLOYEES

As of July 31, 2001, we employed 4 full time individuals. Our employees are not unionized, and we consider our relations with our employees to be favorable.

Item 2. DESCRIPTION OF PROPERTY

We lease our principal executive office which is located in a 1,227 square feet office facility in Scottsdale, Arizona at an annual rent of $26,994. This lease will expire in May 2004.


Item 3. LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings.


Item 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently not traded on any exchange.

RECORD HOLDERS

As of July 31, 2001 we had 66 shareholders of record.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds for use in our business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant.


Item 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2000 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

BACKGROUND AND OVERVIEW

Tel-Voice Communications, Inc. ("Tel-Voice") was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Smartdotcom, Inc. was incorporated under the laws of the State of Nevada on April 19, 1999. On June 30, 2000, Smartdotcom became a wholly owned subsidiary of Tel-Voice through a reverse merger. Tel-Voice issued 4,376,895 shares of its common stock all of the issued and outstanding common stock of Smartdotcom. Prior to the merger, Tel-Voice had no business activity and therefore, pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. Smartdotcom has been treated as the acquirer and accordingly, Smartdotcom is presented as the continuing entity, and the historical financial statements are those of Smartdotcom.

We are an all-inclusive telecom, video, Internet, entertainment and security provider. We are in the business of enhancing the lives of our subscribers, who benefit from the added value of high-quality services and a fully integrated system made available by a single company. Subscribers are afforded the luxury of accessing these services using state-of the-art technology that includes hardware, software and network connectivity. Consequently, we provide market penetration and incremental revenue for our alliance partners. Multinational Fortune 500 companies, in conjunction with a select project management team, provide our operations and on-site service. Our door-to-door service and warrantee repair will be unsurpassed by any other companies offering similar services. Our financial model is predicated on transaction revenue and subscriber fees. In fact, only minimal cash flow is actually generated through consumer-direct equipment sales.

We have incurred net losses of $784,364 since inception. We may be unable to continue in existence unless we are able to arrange additional financing to supplement our sale of common stock. We still continue to incur costs associated with the development of our technology and implementation of our business plan.


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

In the first quarter of 2001, we obtained a construction contracts to install our communication system in a building in La Jolla, California. We expect to realize at least $820,000 in revenue from this contract. We are accounting for this contract on the percentage of completion method.


RESULTS OF OPERATIONS

Year ended December 31,  2000 vs. December 31, 1999
---------------------------------------------------

Revenue for the year ended December 31, 2000 increased by $43,000 or 35% from $122,000 for the year ended December 31, 1999 to $165,000 for the year ended December 31, 2000. The revenue represents consulting fees received from a project in La Jolla, CA where we are implementing our intranet technology. The consulting fees received from this project ended in November 2000.

General and administrative expenses for the year ended December 31, 2000 increased by $348,061 or 100%from $347,778 for the year ended December 31, 1999 to $695,839 for the year ended December 31, 2000. The increase is principally due to an increase in salary and employee benefits of approximately $200,000 as a result of increasing our management team and work force and an increase of approximately $150,000 related to the cost of acquiring a public shell.

Interest expense for the year ended December 31, 2000 increased by $2,339 from $0 for the year ended December 31, 1999 to $2,339 for the year ended December 31, 2000. The increase is due to issuance of notes payable in 2000. There were no such notes payable in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Subsequent to year-end, we have been successful in issuing a convertible promissory note for $25,000 and have issued a note payable in the amount of $100,000. In addition, in March 2001 we obtained a construction contracts to install our communication system in a building in La Jolla, California. We expect to realize at least $820,000 in revenue from this contract. As a result of us being a public company through the reverse merger that took place on June 30, 2000 and our intend to have the company listed on the OTC Bulletin Board, we believe that we will be successful in raising additional equity capital to fund our operations so we can execute our business plan. We believe that cash flow from the recent contract we were awarded and the expected sales of additional equity capital will satisfy our cash need for at least the next 12 months.

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

Item 7.  FINANCIAL STATEMENTS











                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS







                                                                       PAGE (S)

INDEPENDENT AUDITORS' REPORT                                              14

CONSOLIDATED BALANCE SHEETS                                               15

CONSOLIDATED STATEMENTS OF OPERATIONS                                     16

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY                        17

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   18-19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              20-30

                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
TEL-VOICE COMMUNICATIONS, INC.:

We have audited the accompanying consolidated balance sheets of Tel-Voice Communications, Inc. and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Tel-Voice Communications, Inc. and subsidiary as of December 31, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company's recurring losses from operations, negative cash flow from operations and its negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ Stonefield Josephson, Inc.
                                           ------------------------------
                                           Stonefield Josephson, Inc.
                                           Certified Public Accountants

Santa Monica, California
June 12, 2001

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                           2000          1999
                                                       ----------    ----------
                                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $    1,457    $    2,424
  Stock subscription receivable                                 -         5,000
                                                       ----------    ----------
     TOTAL CURRENT ASSETS                                   1,457         7,424

FURNITURE & EQUIPMENT, net                                  1,493             -
                                                       ----------    ----------

TOTAL ASSETS                                           $    2,950    $    7,424
                                                       ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
  Accounts payable                                     $   67,571    $    9,004
  Notes payable - stockholders                             17,500             -
  Accrued interest                                          2,035             -
  Due to officers                                         228,458       200,606
                                                       ----------    ----------
      TOTAL CURRENT LIABILITIES                           315,564       209,610
                                                       ----------    ----------

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value;
    75,000,000 shares authorized;
    5,765,895 and 3,571,232 shares issued
    and outstanding                                         5,766         3,571
  Additional paid-in-capital                              465,984        45,429
  Accumulated deficit                                    (784,364)     (251,186)
                                                       ----------    ----------
     TOTAL STOCKHOLDERS' DEFICIENCY                      (312,614)     (202,186)
                                                       ----------    ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $    2,950    $    7,424
                                                       ==========    ==========




See  accompanying   independent  auditors'  report  and  notes  to  consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                         2000            1999
                                                     -----------    -----------
     REVENUE                                         $   165,000    $   122,000

     GENERAL AND ADMINISTRATIVE EXPENSES                 695,839        347,778
                                                     -----------    -----------

     LOSS FROM OPERATIONS                               (530,839)      (225,778)

     INTEREST EXPENSE                                      2,339              -
                                                     -----------    -----------

     LOSS BEFORE PROVISION FOR INCOME TAXES             (533,178)      (225,778)

     PROVISION FOR INCOME TAXES                                -              -
                                                     -----------    -----------

     NET LOSS                                        $  (533,178)   $  (225,778)
                                                     ===========    ===========

     NET LOSS PER COMMON SHARE - basic and diluted   $     (0.11)   $     (0.07)
                                                     ===========    ===========

     WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING - basic and diluted                   4,719,616      3,436,992
                                                     ===========    ===========





See  accompanying   independent  auditors'  report  and  notes  to  consolidated financial statements

                       TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                             Common Stock           Additional                      Total
                                           -----------------         Paid-In      Accumulated   Stockholders'
                                           Shares     Amount         Capital        Deficit      Deficiency
                                          ---------  ----------     ----------    -----------   -------------

Balance, December 31, 1998                3,417,447  $    3,417     $      583    $ (25,408)    $   (21,408)
Issuance of shares for cash                 153,785         154         44,846            -          45,000
Net Loss                                          -           -              -     (225,778)       (225,778)
                                          ---------  ----------     ----------    -----------   -------------

Balance, December 31, 1999                3,571,232       3,571         45,429     (251,186)       (202,186)

Issuance of shares for cash                 616,597         617        299,383                      300,000
Issuance of shares for services             432,066         432        116,068                      116,500
Issuance of shares for Smartdotcom, Inc.  1,121,000       1,121         (1,121)                           -
Exercise of stock options for services       25,000          25          6,225                        6,250
Net loss                                                                           (533,178)       (533,178)
                                          ---------  ----------     ----------    -----------   -------------
Balance, December 31, 2000                5,765,895  $    5,766    $   465,984   $ (784,364)    $  (312,614)
                                          =========  ==========    ===========   ==========     =============












See  accompanying   independent  auditors'  report  and  notes  to  consolidated financial statements


                         TEL-VOICE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                              2000           1999
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                             $  (533,178)   $  (225,778)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation                                              43              -
         Issuance of common stock for services rendered       116,500              -
         Exercise of stock options for services                 6,250
     Changes in operating assets and liabilities:
       Decrease in accounts receivable                              -         61,200
       Increase in accounts payable                            58,567            223
       Increase in accrued interest                             2,035              -
                                                          -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                        (349,783)      (164,355)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                       (1,536)             -
                                                          -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                          (1,536)             -
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of notes payable - stockholders                  27,500              -
     Repayment of notes payable - stockholders                (10,000)             -
     Net increase in due to officers                           27,852        126,779
     Issuance of common stock for cash                        305,000         40,000
                                                          -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           350,352        166,779
                                                          -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (967)         2,424

CASH AND CASH EQUIVALENTS - beginning of year                   2,424              -
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS - ending of year                $     1,457    $     2,424
                                                          -----------    -----------



See  accompanying   independent  auditors'  report  and  notes  to  consolidated financial statements

                         TEL-VOICE COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   For the years ended December 31, 2000 and 1999, the Company paid no interest or income taxes.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

   In conjunction with the Company's 1999 private placement of its common stock, the Company issued 17,087 shares with an aggregate value of $5,000 on subscription, which was received in January 2000.

   During the year ended December 31, 2000 the Company issued 432,066 shares of common stock to an officer for services rendered valued at $116,500. In addition, an employee exercised 25,000 stock options by providing services valued at $6,250 as consideration for the exercise price of the stock options.

   In connection with the purchase of a public shell, the Company issued 1,121,000 shares of its common stock to the owners of the public shell.

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

          Background and Nature of Operations
          -----------------------------------
          Tel-Voice Communications, Inc. ("Tel-Voice") was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Smartdotcom, Inc. ("SDC") was incorporated under the laws of the State of Nevada on April 19, 1999. However, the operations of SDC started on February 1, 1998 and from that date until April 19, 1999, the financial activities of SDC were reported in a company controlled by SDC's founder. The accompanying financial statements reflect the operations of SDC as if it were incorporated on February 1, 1998.

          On June 30, 2000, SDC was acquired by Tel-Voice in a transaction accounted for as a reverse merger. Tel-Voice issued 4,376,895 shares of its common stock for all of the issued and outstanding common stock of SDC. Prior to the merger, Tel-Voice had no business activity and therefore pro forma operating results as if the acquisition had taken place at the beginning of the periods presented, have not been presented. For accounting purposes, SDC has been treated as the acquirer and accordingly, SDC is presented as the continuing entity, and the historical financial statements are those of SDC. Tel-Voice and SDC are collectively referred to as the "Company."

          The Company has developed a technology that provides private electronic networks for labor unions and integrated communities, both of which include subscribers of the unions and communities. The Company will provide the hardware, software and technical support required to setup and maintain the networks.

          Basis of Presentation
          ---------------------
          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As reflected in the accompanying consolidated financial statements, the Company has had recurring loss and negative cash flow from operations, and negative working capital. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Basis of Presentation, continued
          --------------------------------
          Subsequent to year-end, the Company has been successful in issuing a promissory note for $100,000 (see Note 8). As a result of the Company being a public company through the reverse merger that took place on June 30, 2000 and management's intent to have the Company listed on the OTC Bulletin Board, management believes that it will be successful in raising additional equity capital to fund the Company's operations. Management believes the above actions already taken and the successful raising of additional capital will be sufficient to provide the Company with the ability to continue in existence.

          Principles of Consolidation
          ---------------------------
          The  accompanying   consolidated   financial  statements  include  the
          accounts of Tel-Voice and its wholly owned subsidiary, SDC. All intercompany accounts and transactions have been eliminated.

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

          Concentration of Credit Risk
          ----------------------------
          The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Revenue
          -------
          Revenue consists of consulting fees received in connection with providing technical support for the implementation of the Company's technology in an integrated community in La Jolla, California. The Company generally obtains written contracts with its customers to provide consulting services. Revenue is recognized as the Company performs consulting services outlined in the contract. All the revenue for the years ended December 31, 2000 and 1999 was from consulting fees generated from a project in La Jolla, California. Since the revenue earned is for services, the Company has no material cost of revenue.

          Income Taxes
          ------------
          Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded, using enacted tax rates expected to apply, to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

          Earnings Per Share
          ------------------
          The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2000, the Company had 175,000 stock options outstanding that would affect loss per share if they were to be dilutive. As of December 31, 1999, the Company had no securities that would affect loss per share if they were to be dilutive.

          Comprehensive Income
          --------------------
          In June 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of Comprehensive Income in the accompanying consolidated financial statements.

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Stock Based Compensation
          ------------------------
          The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the date of grant.

          In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model.

          For non-employee stock based compensation, the Company recognizes an expense in accordance SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

          Recently Issued Accounting Pronouncements
          -----------------------------------------
          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2002. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recently Issued Accounting Pronouncements, continued
          ----------------------------------------------------
          In June 1999, the FASB issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." These statements are not applicable to the Company.

          In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company does not expect the adoption of SFAS No. 138 to have a material impact, if any, on its financial position or results of operations.

          In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89, and 121." The Company does not expect the adoption of SFAS No. 139 to have a material impact, if any, on its financial position or results of operations.

          In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is not applicable to the Company.

          In January 2001, the FASB Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first became convertible. This EITF 00-27 could impact future financial statements, should the Company enter into such agreements.

          In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("Interpretation 44"), "Accounting for Certain Transactions Involving Stock Compensation." Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that are effective retroactively back to December 15, 1998 and January 12, 2000. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recently Issued Accounting Pronouncements, continued
          ----------------------------------------------------
          In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

NOTE 2 - RELATED PARTY TRANSACTIONS

          Due to officers represent unpaid salaries for the Company's two officers, advances from the Company's CEO and Company related expenses paid by the Company's CEO.

          During the year ended December 31, 1999, the Company accrued a salary to its CEO of $180,000 of which $158,000 was paid in 1999. In addition, the Company's CEO advanced the Company $104,779 that was used to pay operating expenses.

          During the year ended December 31, 2000, the Company accrued a salary to its CEO of $180,000 of which $180,000 was paid in 2000. In addition in 2000, the Company's CEO advanced the Company $95,000 and the Company repaid $113,184 in advances from the CEO.

          During the year ended December 31, 2000, the Company paid $12,204 and has accrued $20,435 at December 31, 2000 to a company whose co-owner is also a director and officer of the Company.

NOTE 3 - NOTES PAYABLE - STOCKHOLDERS

          Notes payable - stockholders at December 31, 2000 represent loans made by two minority stockholders. The notes bear interest at 18% per annum and are payable upon demand.

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 4 - STOCKHOLDERS' DEFICIENCY

          Upon its formation, the Company issued 3,417,447 shares of the Company's common stock to the founding stockholder for $4,000.

          In October 1999, the Company initiated a private placement of its common stock. Each subscriber received one share of the Company's common stock for $0.29. As of December 31, 1999, the Company issued 153,785 shares of its common stock for $45,000, of which $40,000 was collected in 1999 and the remaining $5,000, which has been recorded as a subscription receivable in the accompanying balance sheet, was collected in January 2000.

          In March and June 2000, the Company issued an additional 410,094 and 206,503 shares of its common stock in two separate private placement offerings for gross proceeds of $120,000 and $180,000, respectively.

          In 2000, the Company issued 432,066 shares of its common stock to an officer of the Company for wages. An expense of $116,500 is reflected in the results of operations related to the issuance of this stock. The stock was valued at $0.27 per share, which was the fair market value on the date of grant.


NOTE 5 - STOCK OPTIONS

          On May 1, 2000 the Company reserved for issuance an aggregate of 1,000,000 shares of common stock under its stock option plan.

          The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2000:

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 5 - STOCK OPTIONS (Continued)

              Net loss
                   As reported                              $     (533,178)
                   Pro forma                                $     (537,563)

              Basic and diluted loss per common share
                   As reported                              $        (0.11)
                   Pro forma                                $        (0.11)


          For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees is estimated using the Black-Scholes option-pricing model. The fair value is computed as of the date of grant using the following assumptions for grants in 2000: (i) dividend yield of 0%, (ii) expected volatility of 0%, (iii) weighed-average risk-free interest rate of approximately 6.2%, and (iv) expected life of 5 years. This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

          The following table summarizes the options outstanding:

                                                                   Weighted-
                                                  Stock             Average
                                                  Option           Exercise
                                                  Plan               Price
                                             -----------           ----------
           Balance, December 31, 1999                  -           $        -
             Granted                             200,000           $     0.25
             Exercised                           (25,000)          $     0.25
                                             -----------

           Balance, December 31, 2000            175,000           $     0.25
                                             ===========

           Exercisable, December 31, 2000         25,000           $     0.25
                                             ===========

          There were 800,000 options available for future grant at December 31, 2000 under the Company's stock option plan.

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 5 - STOCK OPTIONS (Continued)

          The weighted average remaining contractual life of options outstanding issued under the stock option plan is 4.33 years at December 31, 2000. No compensation expense was recognized as a result of the issuance of stock options during the year ended December 31, 2000.

          For options granted during the year ended December 31, 2000 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.07 and the weighted-average exercise price of such options was $0.25. No options were granted during the year ended December 31, 2000 where the exercise price was greater than the stock price at the date of grant or where the exercise price was less than the stock price at the date of the grant.


NOTE 6 -  INCOME TAXES

          The components of the provision for income taxes for years ended December 31, 2000 and 1999 are as follows:

                                                       2000          1999
                                                   -----------  -------------
              Current Tax Expense
                  U.S. Federal                     $          - $          -
                  State and Local                             -            -
                                                   ------------ -------------
              Total Current                                   -            -
                                                   ------------ -------------

              Deferred Tax Expense
                  U.S. Federal                                -            -
                  State and Local                             -            -
                                                   ------------ -------------
              Total Deferred                                  -            -
                                                   ------------ -------------

              Total Tax Provision (Benefit)
               for Income taxes                    $          - $           -
                                                   ============ =============

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 6 - INCOME TAXES (Continued)

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

              Federal Income Tax Rate                  34.0%            34.0%
              Effect of Net Loss                    (  34.0)%       (   34.0)%
                                                    --------       ---------
               Effective Income Tax Rate                0.0%             0.0%
                                                   ========      ===========

          At December 31, 2000, the Company had net operating loss carryforwards of approximately $640,000 that begin to expire in 2013. The difference between the net operating loss carryforwards and the cumulative losses of the Company is related to book/tax differences and losses recorded in the company controlled by the Company's majority stockholder prior to the incorporation of the Company. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                    2000             1999
                                              -------------     -------------
              Deferred Tax Assets
              Loss Carryforwards              $     256,000     $      44,000
              Less:  Valuation Allowance           (256,000)          (44,000)
                                              -------------     -------------
              Net Deferred Tax Assets         $           -     $           -
                                              =============     =============

          Net operating loss carryforwards expire starting in 2014.

          The Company valuation allowance increase by $212,000 and $44,000 during the years ended December 31, 2000 and 1999, respectively.

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES

          The Company leases its corporate office under a non-cancelable operating lease. Total rent expense for the year ended December 31, 2000 and 1999 was $5,272 and $0, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

                    Year ending December 31,
                    2001                                    $        17,996
                    2002                                             27,403
                    2003                                             28,017
                    2004                                              9,407
                                                            ---------------
                                                            $        82,823


NOTE 8 - SUBSEQUENT EVENTS

          In April 2001, the Company issued a note payable for $25,000 and in July 2001, the Company issued a note payable in the amount of $100,000. In addition, in March 2001 the Company obtained a construction contract to install its communication system in a building in La Jolla, California. The Company expects to realize at least $820,000 in revenue from this contract.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended December 31, 1999 and 1998 and the interim period subsequent to December 31, 1999, the firm of Merdinger, Fruchter, Rosen & Corso, P.C. ("MFRC") served as our auditors. Effective February 13, 2001, our Board of Directors approved the change of accountants. On February 13, 2001, our management dismissed MFRC and engaged Stonefield Josephson, Inc. of Santa Monica, California, as our independent public accountants to audit our financial statements for the fiscal year ended December 31, 2000.

During the period of engagement of MFRC there were no disagreements between the us and MFRC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements (if not resolved to the satisfaction of MRFC) would have caused MFRC to make reference in connection with their report to the subject matter of the disagreements. The accountants' report on our financial statements for the fiscal years ended December 31, 1999 and 1998 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope or accounting principles, except to express doubt as to our ability to continue as a going concern.



                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:


        Name               Age                    Position
        ----               ---                    --------
     Jay Budd              46     Chairman  of the Board and Chief  Executive
                                  Officer

     Kevin Pickard         37     Chief Financial Officer and Director

     Robert Lee            36     Chief Technology Officer and Director

     Dan Simonetti         71     Director

     Nicholas Bartz        49     Director

Jay H. Budd, President and CEO, has over 10 years of strategic consulting experience, including leading telecommunications clients such as MCI, Northern Telecom, Bell Canada Enterprises, Erickson, Turner Broadcasting, AEGIS, Royal Bank of Canada, and Hong Kong Shanghai Bank, as well as a host of leading cable companies. Mr. Budd's consulting experience has been on development of interactive transaction-based content programs delivered both through public access and in-home devices.

Kevin Pickard, Chief Financial Officer, is a CPA with experience providing management consulting services for small to medium sized companies, including due diligence on potential acquisitions, preparing projections and business plans, assisting with restructuring of companies and positioning companies for initial public offerings. Mr. Pickard has practiced as a CPA for over 13 years and has been involved in five initial public offerings and numerous private placement offerings. He is the owner of Pickard & Company, CPA's, P.C. Prior to that he was a Partner with Singer Lewak Greenbaum & Goldstein, LLP and he spent over nine years with Coopers & Lybrand, L.L.P., (currently PricewaterhouseCoopers, LLP). Mr. Pickard earned a BS in Accounting and Master of Accountancy from Brigham Young University. Mr. Pickard does not spend his full time working for the Company.

Robert E. Lee, Chief Technology Officer and Director, has more than fifteen years of experience in technology integration, product development and engineering management. By leading R&D organizations in the design & development of business-oriented products that utilize advanced communication, custom electronic design & packaging and sophisticated software components, Mr. Lee has pioneered many leading-edge interactive delivery technologies. Credited in bringing to market the world's first videoconferencing kiosk, the formulation of Aegis Technologies award-winning OEM interactive video kiosk product line, and the development of an Internet-based interactive video call software utility. Additionally, Mr. Lee has directed the development of an interactive apartment network incorporating sleek interactive kiosks, multi-function set-top boxes and advanced network infrastructure, and has authored several technology patents. Currently, Mr. Lee does not spend his full time working for the Company.

Dan Simonetti, Director, has been self-employed since 1954. He currently owns and manages five dry cleaning stores in the State of Connecticut. Mr. Simonetti is a member of the Rotary Club and the Boys Club. He is President of the Clean Association and President of the Shelton, Connecticut Square Association.

Nicholas Bartz, D.O., Director, is a practicing Family Physician with Bayview Family Physicians, P.C., in Jackson, Michigan. Dr. Bartz also has over ten years consulting experience in risk management, budgets and billing, insurance, and implementing programs and services through his consulting with the Family Health and Occupational Center in Jackson, Michigan and Advanced Planning Concepts in Grand Rapids, Michigan. He continues his consulting as Medical
Director/Consultant with Advanced Planning Concepts, Inc. in Grand Rapids, Michigan. Dr. Bartz was trained in Osteopathic Medicine Surgery in Des Moines, Iowa from 1978 to 1981, completed his Internship in June 1982 at Lakeview General Hospital, Battle Creek, Michigan, and received his Board Certification in Family Practice from the American Osteopathic Board of Family Physicians.

None of our directors, executive officers or key employees is related to any other of our directors, executive officers or key employees.

Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued thereunder, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of common stock and other equity securities of the Company. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2000, all of our executive officers and directors complied with the requirements of
Section 16 (a).


Item 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the three fiscal years ended December 31, 2000.

                                                                  Other      Long-term
           Name and                                              Annual     Compensation
      Principal Position     Year    Salary ($)     Bonus ($) Compensation   Awards ($)
----------------------------------------------------------------------------------------
Jay Budd                     2000     180,000           -           -            -
Chairman of the              1999     180,000(2)        -           -            -
Board and CEO                1998      60,000           -           -            -

Kevin Pickard                2000      48,750(2)        -           -       116,500 (1)
Chief Financial Officer      1999        -              -           -            -
And Director                 1998        -              -           -            -

(1) Mr. Pickard was granted 466,000 shares of the Company's common stock valued at $0.25 per share in May 2000.

(2) Of Mr. Budd's salary of $180,000, only $158,000 was paid in 1999 and of Mr. Pickard's salary of $48,750, only $3,500 was paid in 2000.

Item 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2000 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) the our executive officers and directors as a group.

Name and Address of                   Number of Shares             Percent
 Beneficial Owner                    Beneficially Owned (1)       of Class (2)
-----------------                    ----------------------       ------------

Jay Budd                                    3,400,000 (3)              58.97%
8283 North Hayden Road
Suite 250
Scottsdale, AZ  85258

Kevin Pickard                                 466,000                   8.08%
8283 North Hayden Road
Suite 250
Scottsdale, AZ  85258

Daniel Simonetti                              100,000                   1.73%
8283 North Hayden Road
Suite 250
Scottsdale, AZ  85258

Nicholas Bartz                                 30,000                   *
8283 North Hayden Road
Suite 250
Scottsdale, AZ  85258

Robert Lee                                          -                  -
8283 North Hayden Road
Suite 250
Scottsdale, AZ  85258

All directors and officers                  3,996,000                  69.30%
as a group  (5 persons)

--------------

* Less than 1%

(1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2) The following percentages are based upon 5,765,895 shares of common stock issued and outstanding at December 31, 2000. (3) Included 3,000,000 owned by the Budd Family Limited Partnership which Mr. Budd claims beneficial ownership.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2000, Mr. Simonetti purchased 100,000 shares of the Company's common stock for $0.25 per share.

In May 2000, Mr. Pickard was granted 466,000 shares of the Company's common stock valued at $0.25 per share.

In January 2001, Mr. Bartz purchased 30,000 shares of the Company's common stock for $0.75 per share.

During the year ended December 31, 2000, the Company paid $12,204 and has accrued $20,435 at December 31, 2000 to DynaZign, Inc. a company co-owned by Mr. Lee who is also a director and officer of the Company.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit                       Description
-------                       -----------
3.1.1           Articles of Incorporation (1)
3.1.2           Amended Articles of Incorporation (1)
3.2             Bylaws (1)
10.1            Lock-up agreement with Hagit Bernstein (1)
10.2            Lock-up agreement with Raphi Shram (1)
10.3            Lock-up agreement with Naomi Shram (1)
10.4            Stock Purchase Agreement and Plan of Reorganization (2)
21.1            Subsidiaries of Registrant (F)


(1) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form 10SB dated March 1, 2000.

(2) Incorporated by reference to the Exhibits to the Current Report filed by the Registrant on Form 8-K/A dated December 11, 2000. F Filed herewith

REPORTS FILED ON FORM 8-K

On December 11, 2000, the Company filed an amended Form 8-K for the acquisition of Smartdotcom, Inc. on June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TEL-VOICE COMMUNICATIONS, INC.

                                       By:      /s/ JAY BUDD
                                            --------------------------
                                            Jay Budd
                                            CHAIRMAN OF THE BOARD



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                              TITLE                 DATE

  /s/ JAY BUDD
-----------------
      Jay Budd            Chairman of the Board and CEO    August 13, 2001


  /s/ KEVIN PICKARD
-------------------
    Kevin Pickard         CFO and Director                 August 13, 2001


    /s/ ROBERT LEE
------------------
      Robert Lee          CTO and Director                 August 13, 2001


 /s/ DANIEL SIMONETTI
---------------------
   Daniel Simonetti       Director                         August 13, 2001


  /s/ NICHOLAS BARTZ
--------------------
    Nicholas Bartz        Director                         August 13, 2001