Form 10QSB
period 2001-03-31
TEL VOICE COMMUNICATIONS INC
filed 2001-08-17
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

             8283 North Hayden Road, Suite 250, Scottsdale, AZ 85258
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of August 10, 2001 - 5,825,895 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                         TEL-VOICE COMMUNICATIONS, INC.
                                      Index

                                                                         Page
                                                                        Number
                                                                        ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheet as of June 30, 2001        2

           Condensed Consolidated Statements of Operations for
           the three months ended June 30, 2001 and 2000                   3

           Condensed Consolidated Statements of Operations for
           the six months ended June 30, 2001 and 2000                     4

           Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 2001 and 2000                     5

           Notes to Condensed Consolidated Financial Statements           6-7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8-11

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              12

Item 2.    Change in Securities and Use of Proceeds                       12

Item 3.    Defaults Upon Senior Securities                                12

Item 4.    Submission of Matters to a Vote of Security Holders            12

Item 5.    Other Information                                              12

Item 6.    Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                13

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $       157,881
   Accounts receivable                                                 151,015
                                                               ---------------

     Total current assets                                              308,896

FURNITURE & EQUIPMENT, net                                               4,381
DEPOSITS                                                                14,207

     TOTAL ASSETS                                              $       327,484
                                                               ===============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
   Accounts payable and accrued expenses                       $       108,387
   Billing in excess of costs                                          407,222
   Due to officers                                                     252,055
   Notes payable                                                        50,000
   Notes payable - stockholders                                         86,600
                                                               ---------------

     Total current liabilities                                         904,264

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Common Stock, $.001 par value, 75,000,000 shares
    authorized, 5,825,895 shares issued and outstanding                  5,826
   Additional paid-in capital                                          510,924
   Accumulated deficit                                              (1,093,530)
                                                               ----------------
     Total stockholders' deficiency                                   (576,780)

TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIENCY                                    $       327,484
                                                               ===============



       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)

                                                2001              2000
                                         ---------------   ---------------


REVENUE                                  $       221,133   $        45,000
                                         ---------------   ---------------

EXPENSES:
Cost of Revenue                                  154,793                 -
Selling general and administrative               253,511           306,076
                                         ---------------   ---------------

TOTAL EXPENSES                                   408,304           306,076
                                         ---------------   ---------------

LOSS FROM OPERATIONS                            (187,171)         (261,076)

INTEREST EXPENSE                                     923               453
                                         ---------------   ---------------

INCOME BEFORE INCOME TAXES                      (188,094)         (261,529)

 INCOME TAXES                                          -                 -
                                         ---------------   ---------------

NET LOSS                                 $      (188,094)  $      (261,529)
                                         ================  ===============

BASIC AND DILUTED LOSS PER SHARE         $         (0.03)  $         (0.06)
                                         ===============   ===============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED           5,825,895         4,098,890
                                         ===============   ===============








       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)

                                                2001              2000
                                         ---------------   ---------------


REVENUE                                  $       248,833   $        90,000
                                         ---------------   ---------------

EXPENSES:
Cost of Revenue                                  174,183                 -
Selling general and administrative               382,174           367,918
                                         ---------------   ---------------

TOTAL EXPENSES                                   556,357           367,918
                                         ---------------   ---------------

LOSS FROM OPERATIONS                            (307,524)         (277,918)

INTEREST EXPENSE                                   1,642               453
                                         ---------------   ---------------

INCOME BEFORE INCOME TAXES                      (309,166)         (278,371)

 INCOME TAXES                                          -                 -
                                         ---------------   ---------------

NET LOSS                                 $      (309,166)  $      (278,371)
                                         ===============   ===============

BASIC AND DILUTED LOSS PER SHARE         $         (0.05)  $         (0.07)
                                         ===============   ===============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED           5,819,044         3,923,126
                                         ===============   ===============









       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)

                                                        2001          2000
                                                   ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $   (309,166) $    (278,371)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation expense                                     441              -
   Stock issued for services rendered                                   58,250
   (Increase) decrease in:
      Accounts receivable                              (151,015)             -
      Prepaid assets                                                      (581)
      Deposits                                          (14,207)             -
   Increase (decrease) in:
     Accounts payable and accrued expenses               38,781         10,268
     Billing in excess of cost                          407,222              -
                                                   ------------  -------------
Net cash used in operating activities                   (27,944)      (210,434)
                                                   ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture & equipment                     (3,329)             -
                                                   ------------- -------------
Net cash used in investing activities                    (3,329)             -
                                                   ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in due to officer                          23,597        (86,630)
   Proceeds from notes payable                           50,000              -
   Proceeds from notes payable - stockholders            75,000         27,500
   Repayment of notes payable                            (5,900)             -
   Proceeds from sale of common stock                    45,000        282,500
                                                   ------------  -------------
Net cash provided by financing activities               187,697        223,370
                                                   ------------  -------------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                 156,424         12,936

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                    1,457          2,424
                                                   ------------  -------------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                   $    157,881  $      15,360
                                                   ============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2001 and 1999, the Company paid no income taxes and no interest.

       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Tel-Voice Communications, Inc. and subsidiary (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These financial statements should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2000 included in the Company's annual report on Form 10-KSB.

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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred substantial losses since its inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through the sale of equity or debt.

                         TEL-VOICE COMMUNICATIONS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of June 30, 2001, the Company had 175,000 stock options outstanding that would affect loss per share if they were to be dilutive.


NOTE 3 - STOCKHOLDERS EQUITY

During the six months ended June 30, 2001, the Company sold 60,000 shares of its common stock for gross proceeds of $45,000.


NOTE 4 - CONSTRUCTION CONTRACT

In March 2001, the Company obtained a construction contract to install its communication system in a building in La Jolla, California. The Company expects to realize at least $820,000 in revenue from this contract. As of June 30, 2001, the Company has received $656,055 of which $248,833 is recorded as revenue and $407,222 is recorded as deferred revenue. The Company is accounting for this contract by the percentage of completion method.


NOTE 4 - NOTES PAYABLE

In April 2001, the Company issued a note payable in the amount of $25,000 which is due in 2004. In June 2001, the Company issued two 30-day notes totaling $100,000. One of the notes for $75,000 was from a stockholder. In addition, in July 2001, the Company issued a one-year note payable in the amount of $100,000, the proceeds of which were used to repay the two notes issued in June 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

BACKGROUND AND OVERVIEW

Tel-Voice Communications, Inc. ("Tel-Voice") was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Smartdotcom, Inc. was incorporated under the laws of the State of Nevada on April 19, 1999. On June 30, 2000, Smartdotcom became a wholly owned subsidiary of Tel-Voice through a reverse merger. Tel-Voice issued 4,376,895 shares of its common stock in exchange for all of the issued and outstanding common stock of Smartdotcom. Prior to the merger, Tel-Voice had no business activity and therefore, pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. Smartdotcom has been treated as the acquirer and accordingly, Smartdotcom is presented as the continuing entity, and the historical financial statements are those of Smartdotcom.

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

We have incurred net losses of $1,093,530 since our inception. We may be unable to continue in existence unless we are able to arrange additional financing to supplement our sale of common stock. We still continue to incur costs associated with the development of our technology and implementation of our business plan.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2001 vs. June 30, 2000
--------------------------------------------------
Revenue for the three months ended June 30, 2001 increased by $176,133 or 391% from $45,000 for the three months ended June 30, 2000 to $221,133 for the same period in 2001. The revenue for the second quarter in 2000 represents consulting fees received from a project in La Jolla, CA where we were implementing our intranet technology. The consulting fees received from this project ended in November 2000. The revenue for the second quarter in 2001 represents revenue from the construction contract we obtained to install our communication system in the building in La Jolla, CA.

Cost of Revenue for the three months ended June 30, 2001 increased by $154,793 or 100% from $0 for the three months ended June 30, 2000 to $154,793 for the same period in 2001. The cost of revenue represents the cost of installing our communication system in the building in La Jolla, CA. There was so such cost of revenue in the second quarter of 2000.

Selling general and administrative expenses for the three months June 30, 2001 decreased by $52,565 or 17% from $306,076 for the three months ended June 30, 2000 to $253,511 for the same period in 2001. The decrease is due a $150,000 fee paid in connection with the reverse merger in June 2000, which not such fee was paid in 2001, offset by an increase in salary and employee benefits of approximately $14,000 as a result of increasing our management team and work force, an increase of approximately $20,000 in travel related costs and an increase of approximately $32,000 in general office and administrative overhead incurred in the second quarter of 2001 as compared to 2000.

Interest expense for the three months ended June 30, 2001 increased by $470 from $453 for the three months ended June 30, 2000 to $923 for the same period in 2001. The increase is due to the issuance of additional notes payable in 2001.


Six months ended June 30, 2001 vs. June 30, 2000
------------------------------------------------
Revenue for the six months ended June 30, 2001 increased by $158,833 or 176% from $90,000 for the six months ended June 30, 2000 to $248,833 for the same period in 2001. The revenue for the first six months in 2000 represents consulting fees received from a project in La Jolla, CA where we are implementing our intranet technology. The consulting fees received from this project ended in November 2000. The revenue for the first six months in 2001 represents revenue from the construction contract we obtained to install our communication system in the building in La Jolla, CA.

Cost of Revenue for the six months ended June 30, 2001 increased by $174,183 or 100% from $0 for the six months ended June 30, 2000 to $174,183 for the same period in 2001. The cost of revenue represents the cost of installing our communication system in the building in La Jolla, CA. There was so such cost of revenue in the first six months of 2000.

Selling general and administrative expenses for the six months June 30, 2001 increased by $14,256 or 4% from $367,918 for the six months ended June 30, 2000 to $382,174 for the same period in 2001. The increase is due a $150,000 fee paid in connection with the reverse merger in June 2000, which not such fee was paid in 2001, offset by an increase in salary and employee benefits of approximately $94,000 as a result of increasing our management team and work force, an increase of approximately $30,000 in travel related costs and an increase of approximately $47,000 in general office and administrative overhead incurred in the first six months of 2001 as compared to 2000.

Interest expense for the six months ended June 30, 2001 increased by $1,189 from $453 for the six months ended June 30, 2000 to $1,642 for the same period in 2001. The increase is due to the issuance of additional notes payable in 2001.

LIQUIDITY AND CAPITAL RESOURCES

In April, we issued a convertible promissory note for $25,000 and in July issued a note payable in the amount of $100,000, the proceeds of which were used to repay $100,000 of short-term notes issued in June 2001. In addition, in March 2001 we obtained a construction contracts to install our communication system in a building in La Jolla, California. We expect to realize at least $820,000 in revenue from this contract. As a result of us being a public company through the reverse merger that took place on June 30, 2000 and our intend to have the company listed on the OTC Bulletin Board, we believe that we will be successful in raising additional equity capital to fund our operations so we can execute our business plan. We believe that cash flow from the recent contract we were awarded and the expected sales of additional equity capital will satisfy our cash need for at least the next 12 months.

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

None

(b)      Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEL-VOICE COMMUNICATIONS, INC.



                                          By:  /s/ Jay Budd
                                          ------------------------------
                                               Jay Budd
                                               Chief Executive Officer


Date:  August 16, 2001