Form 10QSB
period 2001-06-30
TEL VOICE COMMUNICATIONS INC
filed 2001-08-17
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

        7373 East Doubletree Ranch Road, Suite 200, Scottsdale, AZ 85258
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of July 15, 2001 - 5,825,895 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                         TEL-VOICE COMMUNICATIONS, INC.

                                      Index

                                                                         Page
                                                                        Number
                                                                        ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheet as of March 31, 2001       2

           Condensed Consolidated Statements of Operations for
           the three months ended March 31, 2001 and 2000                  3

           Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 2001 and 2000                  4
           Notes to Condensed Consolidated Financial Statements           5-6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7-9

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              10

Item 2.    Change in Securities and Use of Proceeds                       10

Item 3.    Defaults Upon Senior Securities                                10

Item 4.    Submission of Matters to a Vote of Security Holders            10

Item 5.    Other Information                                              10

Item 6.    Exhibits and Reports on Form 8-K                               10

SIGNATURES 11

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $       139,032

FURNITURE & EQUIPMENT, net                                               1,237

     TOTAL ASSETS                                              $       140,269
                                                               ===============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
   Accounts payable and accrued expenses                       $        35,498
   Billing in excess of costs                                          208,040
   Due to officers                                                     269,417
   Notes payable - stockholders                                         16,000
                                                               ---------------

     Total current liabilities                                         528,955

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Common Stock, $.001 par value, 75,000,000 shares
    authorized, 5,825,895 shares issued and outstanding                  5,826
   Additional paid-in capital                                          510,924
   Accumulated deficit                                                (905,436)
                                                               ----------------
     Total stockholders' deficiency                                   (388,686)

TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIENCY                                    $       140,269
                                                               ===============


       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)

                                                    2001              2000
                                             ---------------   ---------------


REVENUE                                      $        27,700   $        45,000

EXPENSES:
Cost of Revenue                                       19,390                 -
Selling , general and administrative                 128,662            61,842
                                             ---------------   ---------------

TOTAL EXPENSES                                       148,052            61,842
                                             ---------------   ---------------

LOSS FROM OPERATIONS                                (120,352)          (16,842)

INTEREST EXPENSE                                         720                 -
                                             ---------------   ---------------

INCOME BEFORE INCOME TAXES                          (121,072)          (16,842)

 INCOME TAXES                                              -                 -
                                             ---------------   ---------------

NET LOSS                                     $      (121,072)  $       (16,842)
                                             ================  ===============

BASIC AND DILUTED LOSS PER SHARE             $         (0.02)  $          0.00
                                             ===============   ===============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED               5,812,117         3,747,362
                                             ===============   ===============








       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)

                                                       2001             2000
                                                -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $    (121,072) $      (16,842)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation expense                                   256               -
   Increase (decrease) in:
     Accounts payable and accrued expenses            (34,108)          2,619
     Billing in excess of cost                        208,040               -
                                                -------------  --------------

Net cash provided by (used in) operating
   activities                                          53,116         (14,223)
                                                -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in due to officer                        40,959         (53,300)
   Repayment of notes payable                          (1,500)              -
   Proceeds from sale of common stock                  45,000          75,000
                                                -------------  --------------

Net cash provided by financing activities              84,459          21,700
                                                -------------  --------------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                               137,575           7,477

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                  1,457           2,424
                                                -------------  --------------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                $     139,032  $        9,901
                                                =============  ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2001 and 1999, the Company paid no income taxes and no interest.


       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Tel-Voice Communications, Inc. and subsidiary (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These financial statements should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2000 included in the Company's annual report on Form 10-KSB.

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

                         TEL-VOICE COMMUNICATIONS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of March 31, 2001, the Company had 175,000 stock options outstanding that would affect loss per share if they were to be dilutive.


NOTE 3 - STOCKHOLDERS EQUITY

During the three months ended March 31, 2001, the Company sold 60,000 shares of its common stock for gross proceeds of $45,000.


NOTE 4 - CONSTRUCTION CONTRACT

During the three months ended March 31, 2001, the Company obtained a construction contract to install its communication system in a building in La Jolla, California. The Company expects to realize at least $820,000 in revenue from this contract. As of March 31, 2001, the Company has received $235,740 of which $27,700 is recorded as revenue and $208,040 is recorded as deferred revenue. The Company is accounting for this contract on the percentage of completion method.

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

We have incurred net losses of $905,436 since our inception. We may be unable to continue in existence unless we are able to arrange additional financing to supplement our sale of common stock. We still continue to incur costs associated with the development of our technology and implementation of our business plan.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2001 vs. March 31, 2000
----------------------------------------------------
Revenue for the three months ended March 31, 2001 decreased by $17,300 or 38% from $45,000 for the three months ended March 31, 2000 to $27,770 for the same period in 2001. The revenue for the first quarter in 2000 represents consulting fees received from a project in La Jolla, CA where we are implementing our intranet technology. The consulting fees received from this project ended in November 2000. The revenue for the first quarter in 2001 represents revenue from the construction contract we obtained to install our communication system in the building in La Jolla, CA.

Cost of Revenue for the three months ended March 31, 2001 increased by $19,390 or 100% from $0 for the three months ended March 31, 2000 to $19,390 for the same period in 2001. The cost of revenue represents the cost of installing our communication system in the building in La Jolla, CA. There was so such cost of revenue in the first quarter of 2000.

Selling general and administrative expenses for the three months March 31, 2001 increased by $66,820 or 108%from $61,842 for the three months ended March 31, 2000 to $128,662 for the same period in 2001. The increase is principally due to an increase in salary and employee benefits of approximately $35,600 as a result of increasing our management team and work force and an increase of approximately $25,000 in general office and administrative overhead.

Interest expense for the three months ended March 31, 2001 increased by $720 from $0 for the three months ended March 31, 2000 to $720 for the same period in 2001. The increase is due to issuance of notes payable in the latter half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Subsequent to March 31, 2001, we have been successful in issuing a convertible promissory note for $25,000 and have issued a note payable in the amount of $100,000. In addition, in March 2001 we obtained a construction contracts to install our communication system in a building in La Jolla, California. We expect to realize at least $820,000 in revenue from this contract. As a result of us being a public company through the reverse merger that took place on June 30, 2000 and our intend to have the company listed on the OTC Bulletin Board, we believe that we will be successful in raising additional equity capital to fund our operations so we can execute our business plan. We believe that cash flow from the recent contract we were awarded and the expected sales of additional equity capital will satisfy our cash need for at least the next 12 months.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None


Item 2.    Change in Securities and Use of Proceeds

During the three months ended March 31, 2001, the Company sold 60,000 shares of its common stock for gross proceeds of $45,000.

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

                                    TEL-VOICE COMMUNICATIONS, INC.



                                    By /s/ Jay Budd
                                    ------------------------------
                                       Jay Budd
                                       Chief Executive Officer


Date:  August 15, 2001