Form 10QSB
period 2001-09-30
TEL VOICE COMMUNICATIONS INC
filed 2001-11-14
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
      [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of November 14, 2001 - 5,959,229 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                         TEL-VOICE COMMUNICATIONS, INC.
                                      Index

                                                                          Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet as of September 30, 2001     3

          Condensed Consolidated Statements of Operations for
          the three months ended September 30, 2001 and 2000                4

          Condensed Consolidated Statements of Operations for
          the nine months ended September 30, 2001 and 2000                 5

          Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 2001 and 2000                 6

          Notes to Condensed Consolidated Financial Statements             7-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10-14

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                14

Item 2.   Change in Securities and Use of Proceeds                         14

Item 3.   Defaults Upon Senior Securities                                  14

Item 4.   Submission of Matters to a Vote of Security Holders              14

Item 5.   Other Information                                                14

Item 6.   Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                 15

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $        19,696
   Accounts receivable                                                 230,489
                                                               ---------------

     Total current assets                                              250,185

FURNITURE & EQUIPMENT, net                                              19,259
DEPOSITS                                                                14,207

     TOTAL ASSETS                                              $       283,651
                                                               ===============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                       $       184,840
   Billing in excess of costs                                          186,304
   Due to officers                                                     220,706
   Notes payable                                                       105,000
   Notes payable - stockholders                                         61,600
                                                               ---------------

     Total current liabilities                                         758,450

NOTE PAYABLE                                                            25,000

TOTAL LIABILITIES                                                      783,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Common Stock, $.001 par value, 75,000,000 shares
    authorized, 5,892,562 shares issued and outstanding                  5,893
   Additional paid-in capital                                          560,857
   Accumulated deficit                                              (1,066,549)
                                                               ----------------
     Total stockholders' deficiency                                   (499,799)

TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIENCY                                    $       283,651
                                                               ===============

       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001              2000
                                             ---------------   ---------------

REVENUE                                      $       561,222   $        45,000

COST OF REVENUE                                      260,678                 -
                                             ---------------   ---------------

GROSS PROFIT                                         300,544            45,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                             269,729           102,177
                                             ---------------   ---------------

INCOME (LOSS) FROM OPERATIONS                         30,815           (57,177)

INTEREST EXPENSE                                       3,834             1,033
                                             ---------------   ---------------

INCOME (LOSS) BEFORE INCOME TAXES                     26,981           (58,210)

INCOME TAXES                                               -                 -
                                             ---------------   ---------------

NET INCOME (LOSS)                            $        26,981   $       (58,210)
                                             ===============   ===============

BASIC AND DILUTED INCOME
  (LOSS) PER SHARE                           $          0.00   $         (0.01)
                                             ===============   ===============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED               5,830,243         5,504,199
                                             ===============   ===============




       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)


                                                   2001              2000
                                             ---------------   ---------------

REVENUE                                      $       810,055   $       135,000

COST OF REVENUE                                      434,861                 -
                                             ---------------   ---------------

GROSS PROFIT                                         375,194           135,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                             651,903           470,095
                                             ---------------   ---------------

LOSS FROM OPERATIONS                                (276,709)         (335,095)

INTEREST EXPENSE                                       5,476             1,486
                                             ---------------   ---------------

INCOME BEFORE INCOME TAXES                          (282,185)         (336,581)

INCOME TAXES                                               -                 -
                                             ---------------   ---------------

NET LOSS                                     $      (282,185)  $      (336,581)
                                             ================  ===============

BASIC AND DILUTED LOSS PER SHARE             $        (0.05)   $         (0.08)
                                             ===============   ===============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED               5,822,818         4,453,997
                                             ===============   ===============




       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                          2001          2000
                                                   ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $   (282,185) $    (336,581)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation expense                                   1,689              -
   Stock issued for services rendered                                   58,250
   (Increase) decrease in:
      Accounts receivable                              (230,489)             -
      Prepaid assets                                          -              -
      Deposits                                          (14,207)             -
   Increase (decrease) in:
     Accounts payable and accrued expenses              115,234         34,560
     Billing in excess of cost                          186,304              -
                                                   ------------  -------------
Net cash used in operating activities                  (223,654)      (243,771)
                                                   ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture & equipment                    (19,455)             -
                                                   ------------- -------------
Net cash used in investing activities                   (19,455)             -
                                                   ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in due to officer                          (7,752)       (81,140)
   Proceeds from notes payable                          150,000              -
   Proceeds from notes payable - stockholders           125,000         27,500
   Repayment of notes payable                           (20,000)             -
   Repayment of notes payable - stockholders            (80,900)        (7,500)
   Proceeds from sale of common stock                    95,000        305,000
                                                   ------------  -------------
Net cash provided by financing activities               261,348        243,860
                                                   ------------  -------------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                  18,239             89

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                    1,457          2,424
                                                   ------------  -------------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                   $     19,696  $       2,513
                                                   ============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Income taxes paid                               $          -  $          -
                                                   ============  =============
   Interest paid                                   $      1,667  $          -
                                                   ============  =============

       See the accompanying notes to the consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Tel-Voice Communications, Inc. and subsidiary (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These financial statements should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2000 included in the Company's annual report on Form 10-KSB.

On June 30, 2000 the Company entered into a Stock Purchase Agreement and Plan of Reorganization with Smartdotcom, Inc. ("SDC"), a Nevada corporation whereby the Company acquired 100% of the issued and outstanding share of common stock of SDC. This transaction was approved by the unanimous consent of the Board of Directors of the Company. For accounting purposes this transaction is being accounted for as a reverse merger as the stockholders of SDC own a majority of issued and outstanding shares of common stock of the Company and the management team of SDC holds all the management positions of the Company and will appoint a majority of Board of Directors. The historical financial information presented in this Form 10QSB are those of SDC.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred substantial losses since its inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to raise additional capital through the sale of equity or debt.

                         TEL-VOICE COMMUNICATIONS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of September 30, 2001, the Company had 175,000 stock options and 216,667 warrants outstanding.


NOTE 3 - STOCKHOLDERS EQUITY

In January 2001 the Company sold 60,000 shares of its common stock for gross proceeds of $45,000. In September 2001, the Company sold 66,667 Units for gross proceeds of $50,000. Each Unit consists of one share of common stock and a warrant to purchase one shares of the Company's common stock for $0.75 per share. In October 2001, the Company sold an additional 66,667 Units for $50,000. The terms of the warrants are five years. The stock purchase agreement for the sale of shares in September and October have not currently been executed.


NOTE 4 - CONSTRUCTION CONTRACT

In March 2001, the Company obtained a construction contract to install its communication system in a building in La Jolla, California. As of September 30, 2001, the Company has billed $996,359 of which $810,055 is recorded as revenue and $186,304 is recorded as deferred revenue. The Company is accounting for this contract by the percentage of completion method.


NOTE 5 - NOTES PAYABLE AND NOTES PAYABLE - STOCKHOLDERS

In April 2001, the Company issued a note payable in the amount of $25,000 which is due in 2004. In June 2001, the Company issued two 30-day notes totaling $100,000, of which one note for $75,000 was from a stockholder. In July, 2001, $95,000 of the $100,000 was repaid.

In July 2001, the Company issued a one-year note payable in the amount of $100,000 and a warrant to purchase 100,000 shares of the Company's common stock for $1.00 per share. In addition, in August 2001, the Company issued a one-year note payable to a stockholder in the amount of $50,000 and a warrant to purchase 50,000 shares of the Company's common stock for $1.00 per share. Both of these note agreements have not currently been executed.

All of the above notes accrue interest at 8% per annum.

                        TEL-VOICE COMMUNICATIONS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 6 - SUBSEQUENT EVENT

On October 6, 2001, the Company entered into an Exclusive Network Design and Maintenance Agreement with the Arizona State AFL-CIO to create a private electronic communications network and make available world wide web access for use by Arizona State AFL-CIO to facilitate communications with its local members. The agreement gives the Company the exclusive right to market its "Unionet" computer network to local AFL-CIO members. The Company expects to deploy Unionet by the mid-November 2001. The Company will charge local union members fees ranging from $6.95 per month to $39.95 per month for use and access to Unionet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2000 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Background and Overview

Tel-Voice Communications, Inc. was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Smartdotcom, Inc. was incorporated under the laws of the State of Nevada on April 19, 1999. On June 30, 2000, Smartdotcom became a wholly owned subsidiary of Tel-Voice through a reverse merger. Tel-Voice issued 4,376,895 shares of common stock in exchange for all of the issued and outstanding common stock of Smartdotcom. Prior to the merger, Tel-Voice had no business activity. Smartdotcom has been treated as the acquirer and accordingly, Smartdotcom is presented as the continuing entity, and the historical financial statements are those of Smartdotcom.

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

We have incurred net losses of $1,066,549 since our inception. We may be unable to continue in existence unless we are able to arrange additional financing through the sale of equity or debt. We will continue to incur costs associated with the development of our technology and implementation of our business plan.

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

In the first quarter of 2001, we obtained a construction contracts to install our communication system in a building in La Jolla, California. We expect to realize at least $1,000,000 in revenue from this contract. We are accounting for this contract on the percentage of completion method.

In October 2001, we entered into an Exclusive Network Design and Maintenance Agreement with the Arizona State AFL-CIO to create a private electronic communications network and make available world wide web access for use by Arizona State AFL-CIO to facilitate communications with its local members. The agreement gives us the exclusive right to market our "Unionet" computer network to local AFL-CIO members. We expect to deploy Unionet by the mid-November 2001. We will charge local union members fees ranging from $6.95 per month to $39.95 per month for use and access to Unionet.

Results of Operations

Three months ended September 30, 2001 vs. September 30, 2000

Revenue for the three months ended September 30, 2001 increased by $516,222, or 1,147% from $45,000 for the three months ended September 30, 2000 to $561,222 for the same period in 2001. The revenue for the third quarter in 2000 represents consulting fees received from a project in La Jolla, CA where we were implementing our intranet technology. The consulting fees received from this project ended in November 2000. The revenue for the third quarter in 2001 represents revenue from the construction contract we obtained to install our communication system in the building in La Jolla, CA. We are using the percentage of completion method to account for this construction project.

Cost of Revenue for the three months ended September 30, 2001 increased by $260,678 or 100% from $0 for the three months ended September 30, 2000 to $260,678 for the same period in 2001. The cost of revenue represents the cost of installing our communication system in the building in La Jolla, CA. We were able to improve our gross margin on this project by obtaining better pricing on equipment were purchased and installed in this project and by obtaining higher gross margins on change orders that have been submitted on this project. There was so such cost of revenue in the second quarter of 2000.

Selling general and administrative expenses for the three months September 30, 2001 increased by $167,552 or 164% from $102,177 for the three months ended September 30, 2000 to $269,729 for the same period in 2001. The increase is due to an increase in salary and employee benefits of approximately $98,000 as a result of increasing our management team and work force, an increase of approximately $22,000 in professional fees and an increase of approximately $39,000 in general office and administrative overhead incurred in the third quarter of 2001 as compared to 2000.

Interest expense for the three months ended September 30, 2001 increased by $2,801 from $1,033 for the three months ended September 30, 2000 to $3,834 for the same period in 2001. The increase is due to the issuance of additional notes payable in 2001.

Nine months ended September 30, 2001 vs. September 30, 2000

Revenue for the nine months ended September 30, 2001 increased by $675,055 or 500% from $135,000 for the nine months ended September 30, 2000 to $810,055 for the same period in 2001. The revenue for the nine months ended September 2000 represents consulting fees received from a project in La Jolla, CA where we were implementing our intranet technology. The consulting fees received from this project ended in November 2000. The revenue for the nine months ended September 30, 2001 represents revenue from the construction contract we obtained to install our communication system in the building in La Jolla, CA. We are using the percentage of completion method to account for this construction project.

Cost of Revenue for the nine months ended September 30, 2001 increased by $434,861 or 100% from $0 for the nine months ended September 30, 2000 to $434,861 for the same period in 2001. The cost of revenue represents the cost of installing our communication system in the building in La Jolla, CA. We were able to improve our gross margin on this project by obtaining better pricing on equipment were purchased and installed in this project and by obtaining higher gross margins on change orders that have been submitted on this project. There was so such cost of revenue in the second quarter of 2000.

Selling general and administrative expenses for the nine months September 30, 2001 increased by $181,808 or 39% from $470,095 for the nine months ended September 30, 2000 to $651,903 for the same period in 2001. The increase is due to an increase in salary and employee benefits of approximately $157,000 as a result of increasing our management team and work force, an increase of approximately $25,000 in professional fees, an increase of approximately $34,000 in travel related expenses and an increase of approximately $102,000 in general office and administrative overhead, offset by a decrease of a $150,000 fee paid in connection with the reverse merger in June 2000. No such fee was paid in 2001.

Interest expense for the nine months ended September 30, 2001 increased by $3,990 from $1,486 for the nine months ended September 30, 2000 to $5,476 for the same period in 2001. The increase is due to the issuance of additional notes payable in 2001.


Liquidity and capital resources

During 2001, we issued share of our common stock in private placement offerings as follows: January 2001 - 60,000 shares for $45,000; September 2001 - 66,667 shares for $50,000 and October 2001 - 66,667 shares for $50,000. In April, we issued a promissory note for $25,000. In June 2001, we issued two 30-day notes totaling $100,000, of which one note for $75,000 was from a stockholder. In July, 2001, $95,000 of the $100,000 was repaid. In July we issued a one-year note payable in the amount of $100,000. In addition, in August 2001, we issued a one-year note payable to a stockholder in the amount of $50,000. In March 2001 we obtained a construction contracts to install our communication system in a building in La Jolla, California. We expect to realize at least $1,000,000 in revenue from this contract of which $810,055 has been recognized as of September 30, 2001. We also entered into an agreement with the Arizona State AFL-CIO to provide our "Unionet" services to its local members. We expect to generate revenue from the sale of Unionet services in the 4th quarter of 2001. As a result of us being a public company through the reverse merger that took place on June 30, 2000 and our intend to have the company listed on the OTC Bulletin Board, we believe that we will be successful in raising additional equity capital to fund our operations so we can execute our business plan. We believe that cash flow from the recent contract we were awarded and the expected sales of additional equity capital will satisfy our cash need for at least the next 12 months; however, there can be no assurance that we will be successful in raising additional capital through the issuance of debt or equity securities.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Change in Securities and Use of Proceeds

           In September 2001, the Company issued 66,667 shares of common stock in a private placement offering that resulted in gross proceeds of $50,000.

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


Date:  November 14, 2001