Form 10KSB
period 2001-12-31
TEL VOICE COMMUNICATIONS INC
filed 2002-05-10
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

There is no active trading market for the registrant's Common Stock. There were 5,959,229 shares of Common Stock issued and outstanding as of April 30,2002.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      None

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                                     PART I

This Report contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development, and acceptance of our business strategy and new applications for our existing products. Investors are cautioned that, although we believe that our expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect our business and prospects, including changes in economic and market conditions, acceptance of our products, maintenance of strategic alliances and other factors discussed elsewhere in this Form 10-KSB.

Item 1. Description of Business

Background

Tel-Voice Communications, Inc. ("Tel-Voice") was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions.

Tel-Voice through a reverse merger acquired Smartdotcom, Inc. ("Smartdotcom") on June 30, 2000. Smartdotcom was incorporated under the laws of the State of Nevada on April 19, 1999. As a result of the merger, Smartdotcom became a wholly owned subsidiary of Tel-Voice. Tel-Voice issued 4,376,895 shares of its common stock for all of the issued and outstanding common stock of Smartdotcom. Prior to the merger, Tel-Voice had no business activity and therefore, pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. Smartdotcom has been treated as the acquirer and accordingly, Smartdotcom is presented as the continuing entity, and the historical financial statements are those of Smartdotcom.

Overview

We are an all-inclusive telecom, video, Internet, entertainment and security provider. We are in the business of simplifying the lives of our subscribers, who may benefit from the added value of a fully integrated system made available by a single company. Subscribers are afforded the simplicity of accessing these services using state-of the-art technology that includes hardware, software and network connectivity.

Our management team includes individuals in the fields of marketing, and finance. Our senior executives are experienced in managing virtual companies, and have many successes to their collective credit. One of our goals is to keep our staff count to a minimum, by utilizing the contract and consulting markets. The structure of our Company positively influences performance and nurtures the strengths of our management team and support staff.

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

E-Commerce

Our community network is able to meet all of the consumer demands that are currently fueling web-based e-commerce. In practice, subscriber group and community profiles allow us to rival any conventional market offerings. Through the collective ability to provide high-end services, developers, labor networks, and business networks all participate in revenue sharing with us.

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

As the subscriber base expands, the revenue generated by us for our partners and ourselves grows incrementally. This value is inherent and may be recognized as a strong purchase opportunity for telephone, cable, and Internet companies. The subscriber realizes our value in the quality of offerings, ease-of-use, consolidated service sourcing, and affordability.

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

Integrated Communities

Residents in a Tel-Voice integrated community may enjoy the latest technology to enhance everyday living and create a very secure living environment. The primary features of their services include the SmartFone, SmartCable, SmartNet, and SmartSafe security systems.

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

SmartCable

Each villa also contains a set top unit connected to the television providing enhanced basic services including local and national network programming, pay per view video and other pay per use programs. Each set top unit is equipped with monitoring capabilities for the villa owners to view the lobby and other common areas covered by the security systems cameras. The use of the one-way video monitoring can be limited in certain areas as required. The basic SmartCable offering is equal to present day premium cable. SmartCable Plus service offers "satellite" quality programming. SmartCable services can be upgraded to SmartCable Plus for an additional monthly fee. Each offering is substantially enhanced as compared to the current providers of same service features.

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

Experienced consultants begin the solution design with a security reference report, followed by implementation of a hardware scheme, and completed with professional installations.

SmartNet

Installed in each unit is a high-speed connection (DSL or T1 equivalent) to the Internet in addition to a network connection for the community Internal Net. The internal network offers shopping specials, entertainment features, sporting events and other community specific information. The villa owner has access to the network with the SmartFone and/or a PC connection (optional). A specific homeowners association site allowing access to account information, payment programs, loyalty services, and other community services, is made available to all homeowners. The SmartNet system provides connectivity to neighbors, friends, as well as building staff and management

Our call center contact solution enables instantaneous interaction over Web sites and SmartNet. Our solution facilitates online sales (meetings), customer service, and remote Web-based tech support.

Connect - Customers or prospects can instantly contact a call center agent.

Communicate - Call center agents personalize the call with Video, Voice, & Chat.

Collaborate - Call center agents enrich the call by sharing desktop applications (both ways) and aiding navigation through co-browsing.

1-866-UNIONET

1-866-Unionet is our private network, customized to accommodate more than 17 million potential labor union subscribers. Once deployed, this multipurpose and interactive network will generate on-going revenue for our partners and us. This network also incorporates sponsor participation with a potential of over 3 billion in advertising dollars. This model is representative of all our solutions, including our integrated communities, business networks, and all other subscriber groups.

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

Network Appliances

We offer our subscribers voice and video services that meet current market demands. In keeping with the philosophies that serve as our foundation, our telephone and television offerings are consolidated. Without compromising simple dial tone and cable access, one company with one vision can deliver all the telephony and video capabilities a home or office would need on an easy-to-use, yet high-tech, platform. This vision is carried out via "Smart" devices that are both wired and wireless. We feature satellite quality and content using a standard cable connection. "Open" channels can be used to offer special education and craft-related content to our subscribers, and no reception dish is needed. We are the "cable company." As such, we can introduce content that is friendly to our markets, and revenue generating for our partners and us.

SmartFone - The SmartFone is desktop telephone capable of connecting to the Internet, sending and receiving email, voicemail and more. It is designed to be extremely easy to use. The screen features a touch-sensitive display and intuitive images. SmartFone is a telephone, answering machine, address book, calendar, Internet browser, and email terminal. It can also be customized. Implementation of our system empowers the SmartFone as a highly adaptable, and flexible device. In the same vein, all of our products offer limitless content and quality.

Once powered on, the Welcome screen will appear. Select the "log on" button. Next, the "Select User" window pops up allowing a choice of logging in to a secure 1-866-Unionet account, or as a Public User. To log on to 1-866-Unionet, the user selects their personal ID -- myname@1866unionet.org.

If selected, the user is prompted to supply a password. Standard protocol HTML security algorithms protect each 1-866-Unionet password. Once logged in to a 1-866-Unionet account, the SmartFone home page will appear. From this home page the user can access secure 1-866-Unionet emails and messaging, the Internet, and much more.

If choosing to log in as a Public User, a password is not required. However, the public home page will NOT allow access to email.

PF1500 Pager - The Motorola PF1500 Pager is the prototypical 1-866-Unionet device. Its 1.5 way response capability allows the subscriber to benefit from an array of private network offerings. Besides numeric paging, included is news and information that is both community specific, as well as general in nature. The canned reply feature is ideal for eliciting user responses to polls, votes, and contest entries. As with every Tel-Voice network application, all transactions are logged, reportable, and completely secure

T900 Pager - The T900 Pager has the following functions:

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

V2397 Mobile Phone - Mobile-originated and mobile terminated SMS messaging allows you to send, receive and store short alphanumeric messages and has the following features:

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

     o Multi-Language Support -English, Spanish, Portuguese, French, Hebrew, Russian

     o Smart Button - To simplify accessing feature menus, scrolling, selecting functions and placing calls

     o Pager Mode - Allows for numeric messages to be sent and received through the phone

     o Caller Line ID - With time and date stamp, allows you to screen incoming calls

SmartCable Receiver - We offer limitless content and satellite quality picture (no dish required) using existing infrastructure. By utilizing our set-top box, subscribers choose from 500 open television channels, offering local broadcast programming, games, pay per view, pay per use, satellite quality and community targeted programming (local sports, events, etc.) Future directives will allow our subscribers to experience interactive television using the SmartFone.

Employees

As of April 30, 2002, we employed 6 full time individuals. Our employees are unionized, and we consider our relations with our employees to be favorable.


Item 2. Description of Property

We lease our principal executive office, which is located in a 2,216 square feet office facility in Scottsdale, Arizona at an annual rent of $48,500. This lease will expire in May 2004.


Item 3. Legal Proceedings

The Company is not involved in any material pending legal proceedings.

Item 4. Submission or Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the year ended December 31, 2001.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

During the year ended December 31, 2001, the Company issued 186,668 shares of its common stock for cash at $0.75 per share. In connection with these transactions, the Company granted 66,667 warrants to purchase the Company's stock at $0.75 per share. The warrants expire five years from the date of issuance. Also, 150,000 warrants were issued at $1.00 per share in connection with debt (See Note 3). The value of the warrants of $88,500 is reflected in additional paid-in capital. The warrants expire five years from issuance.

Record Holders

As of April 30, 2002 we had 66 shareholders of record.

Dividends

We have not declared or paid any cash dividends on our common stock. We currently intend to retain all available funds for use in our business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant.


Item 6. Selected Consolidated Financial data

        N/A

Item 7. Management's Discussions and Analysis or Plan of Operations

General

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2001 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Background and Overview

Tel-Voice Communications, Inc. ("Tel-Voice") was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Smartdotcom, Inc. ("Smartdotcom") was incorporated under the laws of the State of Nevada on April 19, 1999. On June 30, 2000, Smartdotcom became a wholly owned subsidiary of Tel-Voice through a reverse merger. Tel-Voice issued 4,376,895 shares of its common stock for all of the issued and outstanding common stock of Smartdotcom. Prior to the merger, Tel-Voice had no business activity and therefore, pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. Smartdotcom has been treated as the acquirer and accordingly, Smartdotcom is presented as the continuing entity. The historical financial statements are those of Smartdotcom.

We are an all-inclusive telecom, video, Internet, entertainment and security provider. We are in the business of enhancing the lives of our subscribers, who may benefit from the added value of high-quality services and a fully integrated system made available by a single company. Subscribers are afforded the luxury of accessing these services using state-of the-art technology that includes hardware, software and network connectivity. Consequently, we provide market penetration and incremental revenue for our alliance partners. Multinational Fortune 500 companies, in conjunction with a select project management team, provide our operations and on-site service. Our door-to-door service and warrantee repair will be unsurpassed by any other companies offering similar services. Our financial model is predicated on transaction revenue and subscriber fees. In fact, only minimal cash flow is actually generated through consumer-direct equipment sales.

We have incurred net losses of $1,149,319 since inception. We may be unable to continue in existence unless we are able to arrange additional financing to supplement our sale of common stock. We still continue to incur costs associated with the development of our technology and implementation of our business plan.


Plan of Operation

Our management team includes experienced managers in the fields of telecommunications, technology, Internet protocols, interactive programming, marketing, and finance. Our senior executives are experienced in managing virtual companies, and have many successes to their collective credit. One of our goals is to keep our staff count to a minimum by using contract labor and consultants. We believe that our structure positively influences performance and nurtures the strengths of our management team and support staff.

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

In the first quarter of 2001, we obtained a construction contracts to install our communication system in a building in La Jolla, California. We completed this project in the year ended December 31, 2001. We intend to continue to pursue contracts in the integrated communities segment. We are presently negotiating for several contracts that will provide revenue to the Company over the next several years.

We are also moving forward with our 1-866-Unionet services. To-date, we have entered the market with approximately 100 subscribers for our pager service. These subscribers are the first under our agreement with the Arizona AFL-CIO. We purchase pagers and airtime and resell both to our subscribers.

Results of Operations

Year ended December 31, 2001 compared to December 31, 2000

Revenue for the year ended December 31, 2001 was $1,093,590 compared to $165,000 for the year ended December 31, 2000. The 2000 revenue was generated from consulting related to the integrated community project in La Jolla, California. The 2001 revenue was generated from the installation contract relative to that project. This contract represents substantially all of the revenue for the year ended December 31, 2001. The Company's cannot assure that it will continue to generate revenues in the future at levels commensurate with that of 2001. The 2001 revenue includes $5,237 in subscription revenue under our 1-866-Unionet service representing our first revenues in this segment.

Cost of sales for the year ended December 31, 2001, represents labor and material cost associated with the integrated community project in La Jolla. All labor associated with the consulting fee income in the year ended December 31, 2000 was classified in general and administrative expenses.

General and administrative expenses for the year ended December 31, 2001 increased by $250,341 or 36%from $695,839 for the year ended December 31, 2000 to $946,180 for the year ended December 31, 2001. The increase is due primarily to the increased staffing in the year ended December 31, 2001 such as the hiring of a chief technology officer and other increased personnel costs associated with pursuing additional contracts for the integrated community segment and marketing personnel and travel costs associated with the private networking segment. Also, the Company incurred advertising expenses of $14,462 in the year ended December 31, 2001.

Year ended December 31, 2000 vs. December 31, 1999

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

Liquidity and capital resources

The Company is seeking debt and equity capital in order to implement its business plan. The Company borrowed and additional $64,500 subsequent to December 31, 2001. At December 31, 2001, the Company had a current ratio of 0.14, had a working capital deficit of $409,324 and a cash balance of $13,844. The Company used cash from operations of $256,249 for the year ended December 31, 2001.

Most of the Company's obligations are current and these obligations will have to be restructured and new capital will be needed in order to meet the repayment terms of these obligations. Historically, the Company has relied upon its major shareholder and his contacts to provide capital for the Company. The Company raised a net amount of approximately $319,000 in debt and equity during the year ended December 31, 2001. There can be no assurances that these sources will provide future funding. The Company will require capital to market its private networking segment and will need working capital to finance receivables and materials purchases for its integrated community segment.

Item 7.  Financial Statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                        PAGE (S)

INDEPENDENT AUDITORS' REPORT                                                  11

CONSOLIDATED BALANCE SHEETS                                                   12

CONSOLIDATED STATEMENTS OF OPERATIONS                                         13

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY                            14

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      15-16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 17-28

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
TEL-VOICE COMMUNICATIONS, INC.:

We have audited the accompanying consolidated balance sheets of Tel-Voice Communications, Inc. and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Tel-Voice Communications, Inc. and subsidiary as of December 31, 2001 and 2000 and the consolidated results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                  /s/ Stonefield Josephson, Inc.
                                                      Stonefield Josephson, Inc.
                                                    Certified Public Accountants

Santa Monica, California
May 1, 2002

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                            2001        2000
                                     ASSETS                          ----------- -----------
CURRENT ASSETS
  Cash and cash equivalents                                          $    13,844 $     1,457
  Accounts receivable                                                     41,083           -
  Inventory                                                                9,968
  Due from officer                                                        27,392
                                                                     -----------  ----------
     TOTAL CURRENT ASSETS                                                 92,287       1,457

FURNITURE & EQUIPMENT, net                                                68,739       1,493

DEPOSITS                                                                  14,207           -
                                                                     -----------  ----------

  TOTAL ASSETS                                                       $   175,233 $     2,950
                                                                     =========== ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                                   $   147,056 $    67,571
  Notes payable -stockholders                                             77,600      17,500
  Notes payable - other                                                  159,500
  Capital lease obligation - current portion                               3,321           -
  Accrued interest                                                         7,957       2,035
  Due to officers                                                         83,057     228,458
                                                                     -----------  ----------
     TOTAL CURRENT LIABILITIES                                           478,491     315,564

CAPITAL LEASE OBLIGATION - long term portion                              17,691           -

NOTES PAYABLE - other, long -term portion                                100,000           -
                                                                     -----------  ----------
     TOTAL LIABILITIES                                                   596,182     315,564
                                                                     -----------  ----------

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value;
     75,000,000 shares authorized;
     5,959,229 and 5,765,895 shares issued and outstanding                 5,960       5,765
  Additional paid-in-capital                                             699,290     465,984
  Accumulated deficit                                                 (1,126,198)   (784,364)
                                                                     -----------  ----------
     TOTAL STOCKHOLDERS' DEFICIENCY                                     (420,949)   (312,614)

                                                                     -----------  ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $   175,233  $    2,950
                                                                     ===========  ==========

See  accompanying   independent  auditors'  report  and  notes  to  consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                            2001        2000
                                                                     -----------  ----------
     REVENUE                                                         $ 1,093,590  $  165,000

     COST OF REVENUE                                                     462,642           -
                                                                     -----------  ----------

     GROSS PROFIT                                                        630,948     165,000
                                                                     -----------  ----------

     GENERAL AND ADMINISTRATIVE EXPENSES                                 933,027     695,839
                                                                     -----------  ----------

     LOSS FROM OPERATIONS                                               (302,079)   (530,839)

     INTEREST EXPENSE                                                     39,755       2,339
                                                                     -----------  ----------

     LOSS BEFORE PROVISION FOR INCOME TAXES                             (341,834)   (533,178)

     PROVISION FOR INCOME TAXES                                                -           -
                                                                     -----------  ----------

     NET LOSS                                                        $  (341,834) $ (533,178)
                                                                     ===========  ==========


     NET LOSS PER COMMON SHARE - basic and diluted                   $     (0.06) $    (0.11)
                                                                     ===========  ==========

     WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING - basic and diluted                                   5,866,005   4,719,616
                                                                     ===========  ==========

See  accompanying   independent  auditors'  report  and  notes  to  consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                    Common Stock      Additional                 Total
                                                --------------------     Paid-In Accumulated Stockholders'
                                                  Shares      Amount     Capital     Deficit  Deficiency
                                             ----------- ----------- ----------- ----------- -----------
Balance, December 31, 1999                     3,571,232 $     3,571 $    45,429 $  (251,186)$  (202,186)

Issuance of shares for cash                      616,597         617     299,383                 300,000
Issuance of shares for services                  432,066        432      116,068                 116,500
Issuance of shares for Smartdotcom, Inc.       1,121,000       1,121      (1,121)                      -
Exercise of stock options for services            25,000          25       6,225                   6,250
Net loss                                                                            (533,178)   (533,178)
                                             ----------- ----------- ----------- ----------- -----------

Balance, December 31, 2000                     5,765,895       5,766     465,984    (784,364)   (312,614)

Common stock issued for cash                     186,668         187     139,813                 140,000
Conversion of debt to common stock                 6,666           7       4,993                   5,000
Value of warrants issued with debt                                        88,500                  88,500
Net loss                                                                            (341,834)   (364,955)

                                             ----------- ----------- ----------- ----------- -----------
Balance, December 31, 2001                     5,959,229 $     5,960 $   699,290 $(1,126,198)$ (420,949)
                                             =========== =========== =========== =========== ===========

See  accompanying   independent  auditors'  report  and  notes  to  consolidated financial statements

                         TEL-VOICE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                2001        2000
                                                         ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $  (341,834) $ (533,178)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation                                              4,090          43
     Issuance of common stock for services rendered                      116,500
     Exercise of stock options for services                                6,250
     Amortization of debt discount                            29,500
  Changes in operating assets and liabilities:
  Increase in accounts receivable                            (41,083)
  Increase in other assets                                   (14,207)
  Increase in accounts payable                               124,484      58,567
  Increase in accrued interest                                 5,922       2,035
                                                         ----------- -----------
NET CASH USED BY OPERATING ACTIVITIES                       (243,096)   (349,783)
                                                         ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                        (50,324)     (1,536)
                                                         ----------- -----------
NET CASH USED BY INVESTING ACTIVITIES                        (50,324)     (1,536)
                                                         ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of notes payable - stockholders                   200,000      27,500
  Repayment of notes payable - stockholders                  (80,900)    (10,000)
  Issuance of notes payable                                  234,500
  Repayment of notes payable                                 (15,000)
  Net increase (decrease) in due to/from officers           (172,793)     27,852
  Issuance of common stock for cash                          140,000     305,000
                                                         ----------- -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    305,807     350,352
                                                         ----------- -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              12,387        (967)

CASH AND CASH EQUIVALENTS - beginning of year                  1,457       2,424
                                                         ----------- -----------

CASH AND CASH EQUIVALENTS - ending of year               $    13,844 $     1,457
                                                         =========== ===========

                         TEL-VOICE COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

SUPPLEMENTAL CASH FLOW INFORMATION:                             2001        2000
                                                         ----------- -----------
  Interest paid                                          $     3,667 $    - 0 -
                                                         =========== ===========

  Income taxes paid                                      $     - 0 - $     - 0 -
                                                         =========== ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of equipment under a capital lease         $    21,012 $      - 0 -
                                                         =========== ===========
  Conversion of debt to common stock                     $     5,000 $     - 0 -
                                                         =========== ===========
  Common stock issued for services                       $     - 0 - $   122,750
                                                         =========== ===========
  Note payable issued for accrued consulting fees        $    45,000 $     - 0 -
                                                         =========== ===========

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Background  and  Nature  of  Operations
     ---------------------------------------
     Tel-Voice Communications, Inc. ("Tel-Voice") was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Smartdotcom, Inc. ("SDC") was incorporated under the laws of the State of Nevada on April 19, 1999.

     On June 30, 2000, SDC was acquired by Tel-Voice in a transaction accounted for as a reverse merger. Tel-Voice issued 4,376,895 shares of its common stock for all of the issued and outstanding common stock of SDC. Prior to the merger, Tel-Voice had no business activity. For accounting purposes, SDC has been treated as the acquirer and accordingly, SDC is presented as the continuing entity, and the historical financial statements are those of SDC. Tel-Voice and SDC are collectively referred to as the "Company."

     The Company has developed a technology that provides private electronic networks for labor unions and integrated communities, both of which include subscribers of the unions and communities. The Company will provide the hardware, software and technical support required to setup and maintain the networks. The Company has developed a second business line under its 1-866-Unionet network. This business line intends to develop a subscriber base from within labor union membership and will utilize the SmartFone and other interactive devices to connect subscribers to a private and secure Intranet. Offering members both an exclusive Intranet, and a gateway for Internet access, establishes a market for our current and future technologies.

     Basis of Presentation
     ---------------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As reflected in the accompanying consolidated financial statements, the Company has had recurring loss and negative cash flow from operations, and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management believes that it will be successful in raising additional equity capital to fund the Company's operations. Management believes they will be successful raising additional capital to provide the Company with the ability to continue in existence.

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

     Concentration of Credit Risk
     ----------------------------
     The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at December 31, 2001.

     Revenue
     -------
     Revenue primarily consists of consulting fees received in connection with providing technical support for the implementation of the Company's technology in an integrated community in La Jolla, California. The Company generated revenue in the year ended December 31, 2001 under a contract to install the hardware for the integrated community in La Jolla. It was the only contract for the Company during the year ended December 31, 2001, and the contract was completed during the year. Revenue under this contract was recognized on the percentage-of-completion method measured by the portion of the total contract or job cost expended to date to the estimated total cost to complete. Contract costs include all direct labor, materials, subcontract costs and indirect costs such as supplies, equipment and repair costs. Selling, general and administrative costs are charged to expense as incurred.

     Revenue under consulting contracts is recognized as the Company performs consulting services outlined in the contract. Substantially all the revenue for the years ended December 31, 2000 was from consulting fees generated from a project in La Jolla, California.

     The Company began generating revenue from its 1-866-Unionet private network. The revenue for the year ended December 31, 2001 from this business segment was not material.

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

     Earnings Per Share
     ------------------
     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2001, the Company had 308,334 stock options and warrants outstanding that would affect loss per share if they were to be dilutive. As of December 31, 2000, the Company had 175,000 stock options outstanding that would affect loss per share if they were to be dilutive.

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

     Advertising
     -----------
     The Company's advertising primarily consists of print and radio advertising. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $14,000 for the year ended December 31, 2001.

     Inventory
     ---------
     Inventory at December 31, 2001, consisted of electronic pagers and is stated at the lower of cost, on a first-in, first-out basis, or market.

     Recently Issued Accounting Pronouncements, continued
     ----------------------------------------------------

     In January 2001, the FASB Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first became convertible. The Company has adopted the guidelines of EITF 00-27.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.'s 141 Business Combinations and 142 Goodwill and Other Intangible Assets. The Company has reviewed the provisions of the new accounting pronouncements and does not believe that the effect will be material or adversely affect its results of operations or financial condition.

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

     The Company borrows funds from officers and stockholders from time to time. Also, amounts due to officers include unpaid salaries for the Company's two officers and Company related expenses paid by the Company's CEO.

     Due to/from officer represents salary accrual/payments for the Company's CEO, advances/repayments to/from the Company's CEO and expenses paid by the Company's on behalf of the CEO.

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

     During the year ended December 31, 2001, the Company accrued a salary to its CEO of $240,000 of which $240,000 was paid in 2001. In addition in 2001, the Company repaid $170,000 in advances from the CEO, and paid approximately $47,000 of expense on behalf of the Company's CEO.

     In addition the Company provides the CEO with a car allowance of approximately $$7,300.

     At December 31, 2001, the Company's balance due from the Company's CEO was $ 14,239. This balance was collected from the officer subsequent to December 31, 2001 through additional funds loaned to the Company by the officer.

     During the year ended December 31, 2001, the Company borrowed $200,000 from minority shareholders. See Note 3.

NOTE 3 - NOTES PAYABLE

     Notes payable at December 31, 2001 are comprised of the following:

        Notes payable - stockholders at December 31, 2001
        represent loans made by minority stockholders.  The notes
        bear interest at 8% per annum and are due from January
        2002 and on demand.  Notes are collateralized by
        substantially all of the assets of the Company                $ 136,600


        Notes payable to individuals, interest at 8% per annum,
        due through July 2003, $75,000 of the amount is
        collateralized by the assets of the Company and the
        balance is unsecured.                                           259,500

        Unamortized discount on notes payable                           (59,000)

                                                           --------------------
              Totals                                                    337,100
           Current portion                                              237,100
                                                           --------------------
           Long term portion                                          $ 100,000
                                                           ====================

     The long-term portion of the notes payable is due in 2003.

     The Company granted warrants in connection with the debt financing raised in the year ended December 31, 2001. There were 150,000 warrants issued to purchase the Company's common stock at $1.00 per share. The Company determined the fair value of the warrants to $0.59 per share using the minimum value method of estimating the fair value of the warrants. A total discount of $88,500 was recorded on debt with a face value of $150,000. At December 31, 2001, $29,500 of that amount was amortized and charged to interest expense. The discount is being amortized over the 18-month term of the notes.


NOTE 4 - STOCKHOLDERS' DEFICIENCY


     During the year ended December 31, 2001, the Company issued 186,668 shares of its common stock for cash at $0.75 per share. In connection with these transactions, the Company granted 66,667 warrants to purchase the Company's stock at $0.75 per share. The warrants expire five years from the date of issuance. Also, 150,000 warrants were issued at $1.00 per share in connection with debt (See Note 3). The value of the warrants of $88,500 is reflected in additional paid-in capital. The warrants expire five years from issuance.

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


NOTE 5 - FURNITURE AND EQUIPMENT

     Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense for the year ended December 31, 2001 was $4,090.

     Property and equipment consisted of the following at December 31, 2001:


        Furnishings and fixtures              $   10,519
        Office and computer equipment             62,310
                                            ------------
        Total                                     72,829
        Less accumulated depreciation            ( 4,090)
                                            ------------
        Furniture and equipment, net         $    68,739
                                            ============

     The Company has acquired certain office equipment under a capital lease. The capitalized cost of equipment under capital leases and relates accumulated amortization was $21,012 and $700 respectively at December 31, 2001.


NOTE 6 - STOCK OPTIONS

     On May 1, 2000 the Company reserved for issuance an aggregate of 1,000,000 shares of common stock under its stock option plan.

     The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended December 31:

                                                    2001        2000
     Net loss
        As reported                          $  (341,834) $ (533,178)
        Pro forma                            $  (350,603) $ (537,563)

     Basic and diluted loss per common share
        As reported                          $     (0.06)  $   (0.11)
        Pro forma                            $     (0.06)  $   (0.11)

     There were no stock options granted in the year ended December 31, 2001.

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

     The following table summarizes the options outstanding:


                                                                       Weighted-
                                                               Stock     Average
                                                              Option    Exercise
                                                                Plan       Price
                                                         ----------- -----------
     Balance, December 31, 1999                                    -  $        -
        Granted                                              200,000  $     0.25
     Exercised                                               (25,000) $     0.25
                                                         -----------
     Balance, December 31, 2000                              175,000  $     0.25

     Granted in 2001                                         -  0  -         n/a

     Balance, December 31, 2001                              175,000  $     0.25
                                                         ===========
     Exercisable, December 31, 2001                           25,000  $     0.25
                                                         ===========

     There were 800,000 options available for future grant at December 31, 2000 under the Company's stock option plan.

     The weighted average remaining contractual life of options outstanding issued under the stock option plan is 3.33 years at December 31, 2001. No compensation expense was recognized as a result of the issuance of stock options during the year ended December 31, 2000.

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

     NOTE 7 -INCOME TAXES

     The components of the provision for income taxes for years ended December 31, 2001 and 2000 are as follows:

                                                    2001        2000

        Current tax provision (benefit)      $  (142,556) $        -
        Deferred tax provision (benefit)         142,556           -
                                             ----------- -----------
     Total income tax provision (benefit)    $     - 0 -  $    - 0 -
                                             =========== ===========

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

        Federal Income Tax Rate                  (34.0)%     (34.0)%
        State income taxes                        (6.0)%
        Valuation allowance                        40.0%       34.0%
                                              =========== ===========
        Effective Income Tax Rate                   0.0%        0.0%
                                             =========== ===========

     At December 31, 2001, the Company had net operating loss carry forwards of approximately $999,000 that expire from 2013 to 2021. Substantially all of the deferred income tax asset of $402,000 relates to income tax benefits from net operating loss carry forwards. Because of the current uncertainty of realizing the benefits of the tax carry forward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                               2001        2000
        Deferred Tax Assets:                            ----------- -----------
        Operating Loss Carry forwards                   $   398,000  $  256,000
        Contribution carry forwards                           4,620
        Difference in tax bases of equipment                 (1,200)
        Less:  Valuation Allowance                         (401,420)   (256,000)
                                                        ----------- -----------
        Net Deferred Tax Assets                         $         -  $        -
                                                        =========== ===========

     The Company valuation allowance increase by $146,000 and $212,000 during the years ended December 31, 2001 and 2000, respectively.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate office under a non-cancelable operating lease. Total rent expense for the years ended December 31, 2001 and 2000 was $26,015 and $5,272, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

        Year ending December 31,
        2002                                             $    21,920
        2003                                                  22,412
        2004                                                  15,160
                                                         -----------
                                                         $    59,492
                                                         ===========
NOTE 9 - CAPITAL LEASE

     The Company leases certain office equipment under a capital lease. The following presents future minimum lease payments under the capital lease by year and the present value of minimum lease payments as of December 31, 2001:

                        Year ended December 31:

        2002                                             $     6,053
        2003                                                   5,189
        2004                                                   5,189
        2005                                                   5,189
        2006                                                   4,323
                                                         -----------
        Total minimum lease payments                          25,943
        Less amount representing interest                 (    4,931)
                                                         -----------
        Present value of minimum lease payments          $    21,012
                                                         ===========

     The Company was delinquent with the first several installments due under this lease and is attempting to negotiate a settlement or new payment terms with the lessor.


NOTE 10 - BUSINESS SEGMENTS

     The Company presently operates in two business segments, private electronic networks for labor unions and integrated communities. The Company started its operations in the private electronic networks in the year ended December 31, 2001. Substantially all the operating information for the years ended December 31, 2001 and 2000 related to the integrated communities segment. Revenue in the year ended December 31, 2001 includes $5,207 generated in the private electronic networks segment.

NOTE 11 - CONCENTRATIONS

     All but approximately $5,000 of the revenue for the year ended December 31, 2001, was generated under one contract with one customer and 96% of the accounts receivable balance at December 31, 2001, is due from this customer. Due to the nature of the Company's integrated communities business, there will likely be concentrations with very few customers and contracts. The Company cannot assure that future contracts will generate revenue at a level comparable to that generated in the year ended December 31, 2001.

NOTE 12- SUBSEQUENT EVENTS

     The Company borrowed an additional $64,500 subsequent to December 31, 2001.

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

     Item  9.  Changes  in  and  Disagreements  with  Accounting  and  Financial
     Disclosure

     In April 2002, the company engaged the firm of Epstein, Weber and Conover as our independent auditors.

                                    PART III

     Item 10. Directors, Executive Officers, Promoter and Control Persons; Compliance With Section 16(a) of the Exchange Act

     The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

     Our current directors, executive officers and key employees are as follows:


     Name                     Age    Position
     Jay Budd                 47     Chairman  of the Board and Chief  Executive
                                     Officer

     Robert Lee               36     Director



     During the year ended Dan Simonetti, Kevin Pickard and Nicholas Bartz resigned as members of the board of directors.

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



     Item 10. Executive Compensation

     The following table sets forth the annual compensation paid to our executive officers for the three fiscal years ended December 31, 2001.

                                                                   Other           Long-term
      Name and                                                     Annual          Compensation
 Principal Position        Year       Salary ($)   Bonus ($)     Compensation        Awards ($)
-------------------------- --------- ------------- ------------- ------------------ -----------------
Jay Budd                     2001      186,557                   66,500
Chairman of the              2000      180,000        -               -                 -
Board and CEO                1999      180,000(2)     -               -                 -

Kevin Pickard                2001
Chief Financial Officer      2000       48,750(2)     -               -           116,500 (1)
And Director                 1999            -        -               -                 -


     (1) Mr. Pickard was granted 466,000 shares of the Company's common stock valued at $0.25 per share in May 2000.

     (2) Of Mr. Budd's salary of $180,000, only $158,000 was paid in 1999 and of Mr. Pickard's salary of $48,750, only $3,500 was paid in 2000.

     (3)  Consulting fees

     Item 12. Securities Ownership of Certain Beneficial Owners and Management

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

Name and Address of                   Number of Shares             Percent
 Beneficial Owner                    Beneficially Owned (1)       of Class (2)
-----------------------          ---------------------------      --------------

Jay Budd                                    3,400,000 (3)              57.05%
8283 North Hayden Road
Suite 250
Scottsdale, AZ  85258

Kevin Pickard                                 466,000                   7.82%
8283 North Hayden Road
Suite 250
Scottsdale, AZ  85258

Robert Lee                                          -                  -
8283 North Hayden Road
Suite 250
Scottsdale, AZ  85258

All directors and officers                  3,866,000                  64.87%
as a group  (3 persons)

______________

* Less than 1%

     (1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

     (2) The following percentages are based upon 5,959,229 shares of common stock issued and outstanding at December 31, 2000.

     (3) Included 3,000,000 owned by the Budd Family Limited Partnership which Mr. Budd claims beneficial ownership.

     Item 13. Certain Relationships and Related Transactions

     At December 31, 2001, the Company's balance due from the Company's CEO was $ 14,239. This balance was collected from the officer subsequent to December 31, 2001 through additional funds loaned to the Company by the officer.

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

     Item 14. Exhibits and Reports on Form 8-K

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit         Description
3.1.1           Articles of Incorporation (1)
3.1.2           Amended Articles of Incorporation (1)
3.2             Bylaws (1)
10.1            Lock-up agreement with Hagit Bernstein (1)
10.2            Lock-up agreement with Raphi Shram (1)
10.3            Lock-up agreement with Naomi Shram (1)
10.4            Stock Purchase Agreement and Plan of Reorganization (2)
21.1            Subsidiaries of Registrant (F)


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


                                                  TEL-VOICE COMMUNICATIONS, INC.

                                                 By:   /s/ JAY BUDD
                                                  ------------------------------
                                                           Jay Budd
                                                           CHAIRMAN OF THE BOARD




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                   Title                            Date

    /s/ JAY BUDD
-------------------------
        Jay Budd                  Chairman of the Board and CEO      May 8, 2002



    /s/ ROBERT LEE
--------------------------
        Robert Lee                 Director                          May 8, 2002