Form 10KSB/A
period 2001-12-31
TEL VOICE COMMUNICATIONS INC
filed 2002-05-21
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

We have incurred net losses of $1,126,198 since inception. We may be unable to continue in existence unless we are able to arrange additional financing to supplement our sale of common stock. We still continue to incur costs associated with the development of our technology and implementation of our business plan.


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

Results of Operations

Year ended December 31, 2001 compared to December 31, 2000

Revenue for the year ended December 31, 2001 was $1,093,590 compared to $165,000 for the year ended December 31, 2000. The 2000 revenue was generated from consulting related to the integrated community project in La Jolla, California. The 2001 revenue was generated from the installation contract relative to that project. This contract represents substantially all of the revenue for the year ended December 31, 2001. The Company cannot assure that it will continue to generate revenues in the future at levels commensurate with that of 2001. The 2001 revenue includes $5,237 in subscription revenue under our 1-866-Unionet service representing our first revenues in this segment.

Cost of sales for the year ended December 31, 2001, represents labor and material cost associated with the integrated community project in La Jolla. All labor associated with the consulting fee income in the year ended December 31, 2000 was classified in general and administrative expenses.

General and administrative expenses for the year ended December 31, 2001 increased by $237,188 or 34% from $695,839 for the year ended December 31, 2000 to $933,027 for the year ended December 31, 2001. The increase is due primarily to the increased staffing in the year ended December 31, 2001 such as the hiring of a chief technology officer and other increased personnel costs associated with pursuing additional contracts for the integrated community segment and marketing personnel and travel costs associated with the private networking segment. Also, the Company incurred advertising expenses of $14,462 in the year ended December 31, 2001.

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


Liquidity and capital resources

The Company is seeking debt and equity capital in order to implement its business plan. The Company borrowed an additional $64,500 subsequent to December 31, 2001. At December 31, 2001, the Company had a current ratio of 0.19, had a working capital deficit of $386,203 and a cash balance of $13,844. The Company used cash from operations of $206,074 for the year ended December 31, 2001.

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

Item 7.  Financial Statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                                                        PAGE (S)

INDEPENDENT AUDITORS' REPORT                                                  11
CONSOLIDATED BALANCE SHEET                                                    12
CONSOLIDATED STATEMENTS OF OPERATIONS                                         13
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY                            14
CONSOLIDATED STATEMENTS OF CASH FLOWS                                      15-16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 17-28

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
TEL-VOICE COMMUNICATIONS, INC.:

We have audited the accompanying consolidated balance sheet of Tel-Voice Communications, Inc. and subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the two year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Tel-Voice Communications, Inc. and subsidiary as of December 31, 2001 and the consolidated results of their consolidated operations and their consolidated cash flows for the two year period ended December 31,2001 in conformity with accounting principles generally accepted in the United States of America.

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

Santa Monica, California                          /s/ Stonefield Josephson, Inc.
May 1, 2002                                       ------------------------------
                                                      Stonefield Josephson, Inc.
                                                    Certified Public Accountants

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                                                            2001
                                     ASSETS                          -----------
CURRENT ASSETS
  Cash and cash equivalents                                          $    13,844
  Accounts receivable                                                     41,083
  Inventory                                                                9,968
  Due from officer                                                        27,392
                                                                     -----------
     TOTAL CURRENT ASSETS                                                 92,287

FURNITURE & EQUIPMENT, net                                                68,739

DEPOSITS                                                                  14,207
                                                                     -----------

  TOTAL ASSETS                                                       $   175,233
                                                                     ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                                   $   147,056
  Notes payable -stockholders                                            160,656
  Notes payable - other                                                  159,500
  Capital lease obligation - current portion                               3,321
  Accrued interest                                                         7,957
                                                                     -----------
     TOTAL CURRENT LIABILITIES                                           478,490

CAPITAL LEASE OBLIGATION - long term portion                              17,691

NOTES PAYABLE - other, long -term portion                                100,000
                                                                     -----------
     TOTAL LIABILITIES                                                   596,181
                                                                     -----------

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value;
     75,000,000 shares authorized;
     5,959,229 shares issued and outstanding                               5,960
  Additional paid-in-capital                                             699,290
  Accumulated deficit                                                 (1,126,198)
                                                                     -----------
     TOTAL STOCKHOLDERS' DEFICIENCY                                     (420,948)

                                                                     -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $   175,233
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
                                                                     ===========  ==========

See  accompanying   independent  auditors'  report  and  notes  to  consolidated financial statements

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                    Common Stock      Additional                 Total
                                                --------------------     Paid-In Accumulated Stockholders'
                                                  Shares      Amount     Capital     Deficit  Deficiency
                                             ----------- ----------- ----------- ----------- -----------
Balance, December 31, 1999                     3,571,232 $     3,571 $    45,429 $  (251,186)$  (202,186)

Issuance of shares for cash                      616,597         617     299,383                 300,000
Issuance of shares for services                  432,066        432      116,068                 116,500
Issuance of shares for Smartdotcom, Inc.       1,121,000       1,121      (1,121)                      -
Exercise of stock options for services            25,000          25       6,225                   6,250
Net loss                                                                            (533,178)   (533,178)
                                             ----------- ----------- ----------- ----------- -----------

Balance, December 31, 2000                     5,765,895       5,766     465,984    (784,364)   (312,614)

Common stock issued for cash                     186,668         187     139,813                 140,000
Conversion of debt to common stock                 6,666           7       4,993                   5,000
Value of warrants issued with debt                                        88,500                  88,500
Net loss                                                                            (341,834)   (341,834)

                                             ----------- ----------- ----------- ----------- -----------
Balance, December 31, 2001                     5,959,229 $     5,960 $   699,290 $(1,126,198)$  (420,948)
                                             =========== =========== =========== =========== ===========

See  accompanying   independent  auditors'  report  and  notes  to  consolidated financial statements

                         TEL-VOICE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                2001        2000
                                                         ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $  (341,834) $ (533,178)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation                                              4,090          43
     Issuance of common stock for services rendered                      116,500
     Exercise of stock options for services                                6,250
     Amortization of debt discount                            29,500
     Notes payable issued for services rendered               82,021      46,036
  Changes in operating assets and liabilities:
  Increase in accounts receivable                            (41,083)
  Increase in inventories                                     (9,968)
  Increase in deposits                                       (14,207)
  Increase in accounts payable                                79,485      58,567
  Increase in accrued interest                                 5,922       2,035
                                                         ----------- -----------
NET CASH USED BY OPERATING ACTIVITIES                       (206,074)   (303,747)
                                                         ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                        (50,324)     (1,536)
                                                         ----------- -----------
NET CASH USED BY INVESTING ACTIVITIES                        (50,324)     (1,536)
                                                         ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of notes payable - stockholders                   200,000      27,500
  Repayment of notes payable - stockholders                  (75,900)    (10,000)
  Issuance of notes payable                                  184,500      50,000
  Repayment of notes payable                                 (20,000)
  Net increase (decrease) in due to/from officers           (159,815)    (68,184)
  Issuance of common stock for cash                          140,000     305,000
                                                         ----------- -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    268,785     304,316
                                                         ----------- -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              12,387        (967)

CASH AND CASH EQUIVALENTS - beginning of year                  1,457       2,424
                                                         ----------- -----------

CASH AND CASH EQUIVALENTS - ending of year               $    13,844 $     1,457
                                                         =========== ===========

                         TEL-VOICE COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

SUPPLEMENTAL CASH FLOW INFORMATION:                             2001        2000
                                                         ----------- -----------
  Interest paid                                          $     3,667 $    - 0 -
                                                         =========== ===========

  Income taxes paid                                      $     - 0 - $     - 0 -
                                                         =========== ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of equipment under a capital lease         $    21,012 $      - 0 -
                                                         =========== ===========
  Conversion of debt to common stock                     $     5,000 $     - 0 -
                                                         =========== ===========
  Common stock issued for services                       $     - 0 - $   122,750
                                                         =========== ===========
  Notes payable issued for services rendered             $   82,021 $     46,036
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

     Basis of Presentation
     ---------------------
     The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America , which contemplate continuation of the Company as a going concern. As reflected in the accompanying consolidated financial statements, the Company has had recurring losses and negative cash flows from operations, and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.


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

     Revenue under consulting contracts is recognized as the Company performs consulting services outlined in the contract. Substantially all the revenue for the years ended December 31, 2000 was from consulting fees generated from the project in La Jolla, California.

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

     Stock Based Compensation
     ------------------------
     In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model.

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

     Advertising
     -----------
     The Company's advertising primarily consists of print and billboard advertising. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $14,000 for the year ended December 31, 2001.


     Inventory
     ---------
     Inventory at December 31, 2001, consisted of electronic pagers and is stated at the lower of cost, on a first-in, first-out basis, or market.

     Recently Issued Accounting Pronouncements
     -----------------------------------------

     In January 2001, the FASB Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first became convertible. The guidelines of EITF 00-27 have been adopted by the Company.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and writedowns may be necessary. The Company adopted SFAS No. 141, which had no material effect on its results of operations or financial condition.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and as a result would not amortize goodwill. The Company has reviewed the provisions of this accounting pronouncement and does not believe that the effect will be material or adversely affect its results of operations or financial condition.

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

     Due to/from officer represents salary accrual/payments for the Company's CEO, advances/repayments to/from the Company's CEO and expenses paid by the Company on behalf of the CEO.

     During the year ended December 31, 2000, the Company accrued a salary to its CEO of $180,000, of which $180,000 was paid in 2000. In addition, in 2000, the Company's CEO advanced the Company $95,000 and the Company repaid $113,184 in advances from the CEO.

     During the year ended December 31, 2000, the Company paid $12,204 and has accrued $20,435, at December 31, 2000 to a company whose co-owner is also a director and officer of the Company.

     During the year ended December 31, 2001, the Company accrued a salary to its CEO of $240,000 of which $240,000 was paid in 2001. In addition, in 2001, the Company repaid $170,000 in advances from the CEO, and paid approximately $47,000 of expenses on behalf of the Company's CEO.

     In addition the Company provides the CEO with a car allowance of approximately $$7,300.

     At December 31, 2001, the Company's balance due from the Company's CEO was $ 14,239. This balance was collected from the officer subsequent to December 31, 2001 through additional funds loaned to the Company by the officer.

     During the year ended December 31, 2001, the Company borrowed $200,000 from minority stockholders. See Note 3.

NOTE 3 - NOTES PAYABLE

     Notes payable at December 31, 2001 are comprised of the following:

        Notes payable - stockholders at December 31, 2001
        represent loans made by minority stockholders.  The notes
        bear interest at 8% per annum and are due from January
        2002 and on demand.  Notes are collateralized by
        substantially all of the assets of the Company                $ 219,656


        Notes payable to individuals, interest at 8% per annum,
        due through July 2003, $75,000 of the amount is
        collateralized by the assets of the Company and the
        balance is unsecured.                                           259,500

        Unamortized discount on notes payable                           (59,000)

                                                           --------------------
              Totals                                                    420,156
           Less: Current portion                                        320,156
                                                           --------------------
           Long term portion                                          $ 100,000
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
                                            ============

     The Company has acquired certain office equipment under a capital lease. The capitalized cost of equipment under capital leases and related accumulated amortization was $21,012 and $700 respectively at December 31, 2001.

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

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                               2001        2000
        Deferred Tax Assets:                            ----------- -----------
        NET Operating Loss Carry forwards                $   398,000  $  256,000
        Contribution carry forwards                           4,620
        Difference in tax bases of equipment                 (1,200)
        Less:  Valuation Allowance                         (401,420)   (256,000)
                                                        ----------- -----------
        Net Deferred Tax Assets                         $         -  $        -
                                                        =========== ===========

     The Company's valuation allowance increased by approximately $146,000 and $212,000 during the years ended December 31, 2001 and 2000, respectively.


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

NOTE 12- SUBSEQUENT EVENTS

     The Company borrowed an additional $64,500 subsequent to December 31, 2001, including borrowing from the Company's CEO of $43,912.

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

     None

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