Form 10QSB
period 2002-03-31
TEL VOICE COMMUNICATIONS INC
filed 2002-05-24
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                    000-29743
                            (Commission file number)

                         TEL-VOICE COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                            88-0409143
---------------------------------                    ---------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

There is no active trading market for the registrant's Common Stock. There were 5,959,229 shares of Common Stock issued and outstanding as of March 31, 2002.

                                Table of Contents
Part I  Financial Information                                               Page

Item 1. Financial Statements:

   Consolidated Balance Sheet as of March 31, 2002 ........................... 2

   Consolidated Statements of Operations for the Three Months Ended .......... 3
   March 31, 2002 and 2001

   Consolidated Statements of Cash Flows for the Three Months Ended ...........4
   March 31, 2002 and 2001

   Consolidated Statements of Cash Flows for the Three Months Ended .......... 5
   March 31, 2002 and 2001, continued

   Notes to the Consolidated Financial Statements ............................ 5

   Management's discussion and analysis ...................................... 8

Item 2  Plan of operation .................................................... 8

Part II Other Information

Item 1. Legal Proceedings ....................................................10

Item 2. Changes in Securities ................................................10

Item 6. Exhibits and Reports on Form .........................................10

Signatures ...................................................................10

Part I  Financial Information

Item 1. Financial Statements:


TEL-VOICE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2002
(Unaudited)

--------------------------------------------------------------------------------
     CURRENT ASSETS
        Cash and cash equivalents                                   $      2,039
        Accounts receivable                                                1,353
        Inventory                                                          9,970
        Due from officer                                                  35,350
                                                                ----------------
           Total current assets                                           48,712

     FURNITURE AND EQUIPMENT, net                                         61,516

     LEASE DEPOSITS                                                       14,207
                                                                ----------------
     TOTAL ASSETS                                                     $  124,435
                                                                ================
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
        Accounts payable                                              $  174,832
        Accrued liabilities                                               39,768
        Deferred revenue                                                   1,571
        Notes payable to stockholders                                    160,657
        Notes payable - other                                            232,992
        Capital lease obligation - current                                21,012
        Accrued interest                                                  19,328
                                                                ----------------
           Total current liabilities                                     650,160

     NOTES PAYABLE - long term portion                                   100,000
                                                                ----------------
           Total liabilities                                             750,160

     STOCKHOLDERS' DEFICIT
        Common stock, $ .001 par value; 75,000,000 shares authorized;
           5,959,229 issued and outstanding                                5,960
        Paid in capital                                                  699,290
        Accumulated deficit                                           (1,330,975)
                                                                ----------------
           Total stockholders' deficit                                  (625,725)
                                                                ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $  124,435
                                                                ================

See the accompanying notes to these unaudited consolidated financial statements.

TEL-VOICE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)

--------------------------------------------------------------------------------
                                                        2002            2001
                                                   -------------- --------------
REVENUE                                                  $ 57,037       $ 27,700

COST OF REVENUE                                             3,905         19,390
                                                   -------------- --------------
GROSS PROFIT                                               53,132          8,310

GENERAL AND ADMINISTRATIVE EXPENSES                       229,380        128,662
                                                   -------------- --------------
OPERATING LOSS                                           (176,248)      (120,352)

INTEREST EXPENSE
                                                           28,528            720
                                                   -------------- --------------
LOSS BEFORE INCOME TAXES                                 (204,776)      (121,072)

INCOME TAX PROVISION
                                                                -              -
                                                   -------------- --------------
NET LOSS                                               $ (204,776)     $(121,072)

NET LOSS PER SHARE:
   Basic                                                   $ 0.03         $ 0.02
                                                   ============== ==============
   Diluted                                                 $ 0.03         $ 0.02
                                                   ============== ==============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                5,959,229      5,812,117
                                                   ============== ==============
   Diluted                                              5,959,229      5,812,117
                                                   ============== ==============



See the accompanying notes to these unaudited consolidated financial statements.

TEL-VOICE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

--------------------------------------------------------------------------------
                                                          2002          2001
                                                   -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $ (204,776)    $ (121,072)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation                                         5,048            256
       Loss on disposal of assets                           2,174              -
       Amortization of debt discount                       14,750              -
   Changes in assets and liabilities:
       Accounts receivable                                 39,729              -
       Accounts payable                                    27,776        (34,108)
       Billing in excess of cost                                -        208,040
       Accrued liabilities                                 39,768              -
       Deferred revenue                                     1,571
       Accrued interest                                    11,371              -
       Net cash (used in)/provided by operating
         activities                                       (62,589)        53,116

CASH FLOWS FROM INVESTING ACIVITIES:
   Purchase of furniture and equipment                          -              -
       Net cash used in investing activities                    -              -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on notes payable               58,742              -
   Payments on notes payable                                     -        (1,500)
   Net change in due to/due from officers                  (7,958)        40,959
   Proceeds from sale of common stock                           -         45,000
       Net cash provided by financing activities           50,784         84,459

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS         (11,805)        137,575

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             13,844          1,457

CASH AND CASH EQUIVALENTS, END OF PERIOD                    2,039        139,032



See the accompanying notes to these unaudited consolidated financial statements.

TEL-VOICE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001,
continued
--------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:                      2002            2001
                                                   -------------- --------------
    Interest paid                                   $       4,333  $       - 0 -
                                                   ============== ==============
    Income taxes paid                               $       - 0 -  $       - 0 -
                                                   ============== ==============



See the accompanying notes to these unaudited consolidated financial statements.


TEL-VOICE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 1.  Basis of Presentation

The accompanying unaudited financial statements represent the financial position of Tel-Voice Communications, Inc.(the Company) as of March 31, 2002, including our results of operations and cash flows for the three months ended March 31, 2002 and 2001. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles
(GAAP) for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months ended March 31, 2002 and 2001 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with our Form 10-KSB for the year ended December 31, 2001, including specifically the financial statements and notes to such financial statements contained therein.

On June 30, 2000 the Company entered into a Stock Purchase Agreement and Plan of Reorganization with Smartdotcom, Inc. ("SDC"), a Nevada corporation whereby the Company acquired 100% of the issued and outstanding shares of common stock of SDC. This transaction was approved by the unanimous consent of the Board of Directors of the Company. For accounting purposes this transaction is being accounted for as a reverse merger as the stockholders of SDC own a majority of issued and outstanding shares of common stock of the Company and the management team of SDC hold a majority of the management positions of the Company and appointed a majority of the Board of Directors. The historical financial information presented in this Form 10QSB for the three month period ended March, 31, 2001 is that of SDC.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk
----------------------------
The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at March 31, 2002.

Revenue
-------
Revenue for the three month period ended March 31, 2002 primarily consists of contract fees received in connection with implementation of the Company's technology in an integrated community in La Jolla, California. Revenue under this contract was recognized on the percentage-of-completion method measured by the portion of the total contract or job cost expended to date to the estimated total cost to complete. Contract costs include all direct labor, materials, subcontract costs and indirect costs such as supplies, equipment and repair costs. Selling, general and administrative costs are charged to expense as incurred.

The Company began generating revenue from its 1-866-Unionet private network. The revenue for the three months ended March 31, 2002 from this business segment was not material.

Earnings Per Share
------------------

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted

EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2002, the Company had 308,334 stock options and warrants outstanding that would affect loss per share if they were to be dilutive.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company borrows funds from an officer and stockholder from time to time. Also, amounts due to/from this officer include unpaid salaries for the Company's CEO and Company related expenses paid by the Company's CEO.

Due to/from officer represents salary accrual/payments for the Company's CEO, advances/repayments to/from the Company's CEO and expenses paid by the Company's on behalf of the CEO.

During the three month period ended March 31, 2002, the Company accrued a salary to its CEO of $45,000. Of this amount, $36,000 was paid. Net advances to the Company's CEO increased by $7,958 during the three month period ended March 31, 2002.

NOTE 4 - NOTES PAYABLE AND CAPITAL LEASE

The Company has made no payments on its notes payable or its capital lease in the three month period ended March 31, 2002.

The Company incurred additional notes of $41,554 due to bank, 10% interest per annum, matured March 25, 2002 and currently in default and $17,187 at 10% interest, due to an individual, matured March 8, 2002 and currently in default.

The long-term portion of the notes payable is due in 2003.

The Company granted warrants in connection with the debt financing raised in the year ended December 31, 2001. There were 150,000 warrants issued to purchase the Company's common stock at $1.00 per share. The Company determined the fair value of the warrants to $0.59 per share using the minimum value method of estimating the fair value of the warrants. A total discount of $88,500 was recorded on debt with a face value of $150,000. For the three month period ended March 31, 2002, $14,750 of that amount was amortized and charged to interest expense. The discount is being amortized over the 18 month term of the notes.

During the year ended December 31, 2001, the Company entered into a capital lease for office equipment. The Company is in default on this lease at March 31, 2002 and the related debt has been classified as current.

NOTE 5 - BUSINESS SEGMENTS

The Company presently operates in two business segments, private electronic networks for labor unions and integrated communities. The Company started its operations in the private electronic networks in the year ended December 31, 2001. Substantially all the operating information for the three month periods ended March 31, 2002 and 2001 related to the integrated communities segment. Revenue and deferred revenue in the three month period ended March 31, 2002 includes $3,494 and $1,571 generated in the private electronic networks segment.

Management's Discussions and Analysis or Plan of Operations

General

The following discussion and analysis should be read in conjunction with the our unaudited, consolidated financial statements and related footnotes for the three month period ended March 31, 2002 included in on Form 10-QSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We have incurred net losses of $1,330,975 since inception. We may be unable to continue in existence unless we are able to arrange additional financing to supplement our sale of common stock. We still continue to incur costs associated with the development of our technology and implementation of our business plan.


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

In the first quarter of 2001, we obtained a construction contract to install our communication system in a building in La Jolla, California. We completed this project in the year ended December 31, 2001. We intend to continue to pursue contracts in the integrated communities segment. We are presently negotiating for several contracts that will provide revenue to the Company over the next several years.

We are also moving forward with our 1-866-Unionet services. To-date, we have entered the market with approximately 100 subscribers for our pager service. These subscribers are the first under our agreement with the Arizona AFL-CIO. We purchase pagers and airtime and resell both to our subscribers.

Results of Operations

Three Month Period ended March 31, 2002 compared to March 31, 2001

Revenue for the three month period ended March 31, 2002 was $57,037 compared to $27,700 for the three month period ended March 31, 2001. The 2001 revenue was generated from the integrated community project in La Jolla, California. The 2002 revenue was primarily generated from the same project. This contract represents substantially all of the revenue for the three month period ended March 31, 2002. The Company's cannot assure that it will continue to generate revenues in the future at levels commensurate with that of 2001. The revenue includes $3,494 in subscription revenue under our 1-866-Unionet service.

Cost of sales for the three month periods ended March 31, 2002 and March 31, 2001, represent labor and material cost associated with the integrated community project in La Jolla.

General and administrative expenses of $229,380 for the three month period ended March 31, 2002 increased by $100,718 or 78% from $128,662 for the three month period ended March 31, 2001. The increase is due primarily to the increased staffing in the three month period ended March 31, 2002. The Company recorded no payroll costs in the quarter ended March 31, 2001, compared to $87,000 in the three months ended March 31,2002. The increase is also partly due to an increase in legal and professional fees of approximately $30,000 in the three month period ended March 31, 2002 compared to the same period in 2001.


Three Month Period ended March 31,  2001 vs. March 31, 2000

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

Cost of Revenue for the three months ended March 31, 2001 increased by $19,390 or 100% from $0 for the three months ended March 31, 2000 to $19,390 for the same period in 2001. The cost of revenue represents the cost of installing our communication system in the building in La Jolla, CA. There was no such cost of revenue in the first quarter of 2000.

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

Interest expense for the three months ended March 31, 2001 increased by $720 from $0 for the three months ended March 31, 2000 to $720 for the same period in 2001. The increase is due to the issuance of notes payable in the latter half of 2000.

Liquidity and capital resources

The Company is seeking debt and equity capital in order to implement its business plan. The Company borrowed an additional $64,500 as of March 31, 2002. At March 31, 2002, the Company had a current ratio of 0.07, had a working capital deficit of $601,448 and a cash balance of $2,039. The Company used cash from operations of $62,589 for the three month period ended March 31, 2002. Most of the Company's obligations are current and these obligations will have to be restructured and new capital will be needed in order to meet the repayment terms of these obligations. Many of these obligations are presently in default. Historically, the Company has relied upon its major shareholder and his contacts to provide capital for the Company. The Company raised a net amount of approximately $59,000 in debt during the three month period ended March 31, 2002. There can be no assurances that these sources will provide future funding. The Company will require capital to market its private networking segment and will need working capital to finance receivables and materials purchases for its integrated community segment.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

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

       Signature                   Title                            Date

    /s/ JAY BUDD
-------------------------
        Jay Budd                  Chairman of the Board and CEO     May 23, 2002

    /s/ ROBERT LEE
--------------------------
        Robert Lee                 Director                         May 23, 2002