Form 10QSB
period 2002-06-30
TEL VOICE COMMUNICATIONS INC
filed 2002-08-19
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                    000-29743
                            (Commission file number)

                         TEL-VOICE COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                            88-0409143
---------------------------------                    --------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's Common Stock trades on the OTC Bulletin Board. There were 5,959,229 shares of Common Stock issued and outstanding as of June 30, 2002.


                                Table of Contents

Part I  Financial Information                                            Page

Item 1. Financial Statements:

   Consolidated Balance Sheet as of June 30, 2002 ......................... 2

   Consolidated Statements of Operations for the Three and Six............. 3
   Months Ended June 30, 2002 and 2001

   Consolidated Statements of Cash Flows for the Six Months Ended ..........4
   June 30, 2002 and 2001

   Notes to the Consolidated Financial Statements ......................... 5

Management's discussion and analysis ...................................... 8

Item 2  Plan of operation ................................................. 8

Part II Other Information

Item 1. Legal Proceedings .................................................10

Item 2. Changes in Securities .............................................10

Item 6. Exhibits and Reports on Form.......................................10

Signatures ................................................................10

Part I  Financial Information

Item 1. Financial Statements:

                         TEL-VOICE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2002
                                  (Unaudited)

  -----------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                     $       2,386
  Accounts receivable                                                   2,724
  Inventory                                                             9,970
  Due from officer                                                     35,350
                                                       ----------------------
   TOTAL CURRENT ASSETS                                                50,430

 FURNITURE & EQUIPMENT, net                                            57,763
 DEPOSITS                                                              14,207
                                                       ----------------------
TOTAL ASSETS                                          $               122,400
                                                       ======================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                    $               240,263
  Accrued expenses                                                     41,234
  Deferred revenue                                                      1,571
  Notes payable - stockholders                                        317,414
  Notes payable - other                                               178,484
  Capital lease obligation - current portion                           21,012
  Accrued interest                                                     29,476
                                                      -----------------------
   TOTAL CURRENT LIABILITIES                                          829,454
                                                      -----------------------

NOTE PAYABLE - long term portion                                      100,000
                                                     ------------------------
   TOTAL LIABILITIES                                                  929,454
                                                     ------------------------
STOCKHOLDERS' DEFICIENCY
   Common stock, $0.001 par value;
     75,000,000 shares authorized;
     6,001,812 shares issued and outstanding                            6,003
   Additional paid-in-capital                                         731,184
   Accumulated deficit                                             (1,544,241)
                                                     ------------------------
   TOTAL STOCKHOLDERS' DEFICIENCY                                    (807,054)

                                                     ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $               122,400
                                                     ========================

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                               For the three months ended         For the six months ended
                                             --------------------------------   ------------------------------
                                                   2002             2001              2002            2001
                                             --------------- ----------------- -----------------  ------------
REVENUE                                      $       14,683  $        221,133  $       71,720  $     248,833

COST OF REVENUE                                      11,678           154,793          15,583        174,183
                                              --------------- ----------------- --------------- --------------

GROSS PROFIT                                          3,005            66,340          56,137         74,650
                                              --------------- ----------------- --------------- --------------

GENERAL AND ADMINISTRATIVE EXPENSES                 189,552           253,511         418,932        382,174
                                              --------------- ----------------- ---------------   ------------

LOSS FROM OPERATIONS                               (186,548)         (187,171)      (362,796)       (307,524)

INTEREST EXPENSE                                     26,718               923          55,246          1,642
                                                 ------------ ----------------- ---------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES             (213,266)         (188,094)       (418,042)      (309,166)

PROVISION FOR INCOME TAXES                                -                 -               -              -
                                                 ------------ ----------------- ---------------   ------------

NET LOSS                                     $     (213,266) $       (188,094) $     (418,042) $    (309,166)
                                                 ============ ================= ===============   ============

NET LOSS PER COMMON SHARE - basic and diluted $       (0.04) $          (0.03) $       (0.07)  $       (0.05)
                                                 ============ ================= ===============   ============

WEIGHTED AVERAGE  COMMON
SHARES OUTSTANDING - basic and diluted            5,959,229         5,825,895       5,959,229      5,819,044
                                                 ============   ===============    ============   ============

                         TEL-VOICE COMMUNICATIONS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                     2002                    2001
                                                           --------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $          (418,043)   $            (309,166)
   Adjustments to reconcile net loss to net cash
     Used in operating activities:
        Depreciation                                                    8,801                      441
        Loss on disposal of assets                                      2,175                        -
        Amortization of debt discount                                  29,500                        -
     (Increase) decrease in operating assets:
        Accounts receivable                                            38,359                 (151,015)
        Inventories                                                        (2)                       -
        Deposits                                                            -                  (14,207)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expense                          134,441                   38,781
        Deferred revenue                                                1,571                        -
         Billing in excess of cost                                          -                  407,222
        Accrued interest                                               21,519                        -
                                                           ------------------     --------------------
 NET CASH USED IN OPERATING ACTIVITIES                               (181,679)                 (27,944)
                                                           ------------------     --------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                                      -                   (3,329)
                                                           ------------------     --------------------
 NET CASH USED IN INVESTING ACTIVITIES                                      -                   (3,329)
                                                           ------------------     --------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of notes payable                                       191,996                  125,000
      Repayment of notes payable                                      (45,754)                  (5,900)
      Change in due to/from officers                                   (7,958)                  23,597
      Proceeds from sale of common stock                                    -                   45,000
      Issuance of common stock for cash                                31,937                        -
                                                           ------------------     --------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  170,221                  187,697
                                                           ------------------     --------------------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (11,458)                 156,424

 CASH AND CASH EQUIVALENTS - beginning of period                       13,844                    1,457
                                                           ------------------     --------------------

 CASH AND CASH EQUIVALENTS - end of period                $             2,386    $             157,881
                                                           ==================     ====================

                         TEL-VOICE COMMUNICATIONS, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                2002                      2001
                                         -----------------      ----------------

Interest paid                             $          5,123        $         -0-
                                         =================      ================

Income taxes paid                         $            -0-        $         -0-
                                          =================      ===============




                         TEL-VOICE COMMUNICATIONS, INC.
              NOTES TO UNAUDUTED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PREIODS ENDED JUNE 30, 2002 AND 2001



NOTE 1 - BASIS OF PRESENTATION


     The accompanying unaudited financial statements represent the financial position of Tel-Voice Communications, Inc. (the Company) as of June 30,2002, including our results of operations for the three and six months and cash flows for the six months ended June 30, 2002 and 2001. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three and six months ended June 30, 2002 and 2001 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with our Form 10-KSB for the year ended December 31, 2001, including specifically the financial statements and notes to such financial statements contained therein. On June 30, 2000 the Company entered into a Stock Purchase Agreement and Plan of Reorganization with Smartdoncom, Inc. ("SDC"), a Nevada corporation whereby the Company acquired 100% of the issued and outstanding shares of common stock of SDC. This transaction was approved by the unanimous consent of the Board of Directors of the Company. For accounting purposes this transaction is being accounted for as a reverse merger as the stockholders of SDC own a majority of issued and outstanding shares of common stock of the Company and the management team of SDC hold a majority of the management positions of the Company and appointed a majority of the Board of Directors. The historical financial information presented in this Form 10QSB for the six month period ended June 30, 2001 is that of SDC.

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


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

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

     Concentration  of  Credit  Risk

     The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at June 30, 2002.

     Principles  of  Consolidation

     The accompanying consolidated financial statements include the accounts of Tel-Voice and its wholly owned subsidiary, SDC. All intercompany accounts and transactions have been eliminated.

     Revenue

     Revenue for the three and six month periods ended June 30, 2001 primarily consists of contract fees received in connection with implementation of the Company's technology in an integrated community in La Jolla, California. Revenue under this contract was recognized on the percentage-of completion method measured by the portion of the total contract or job cost expended to date to the estimated total cost to complete. Contract cost include all direct labor, materials, subcontract costs and indirect costs such as supplies, equipment and repair costs. Selling, general and administrative costs are charged to expense as incurred.

     The Company began generating revenue from its 1-866-Unionet private network in the fiscal year ended December 31. 2001. Substantially all revenue generated for the three and six months ended June 30, 2002 was from this business segment.

     Earnings Per Share

     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2002, the Company had 308,334 stock options and warrants outstanding that would affect loss per share if they were to be dilutive.


NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company borrows funds from an officer and stockholder from time to time. Also, amounts due to/from this officer include unpaid salaries for the Company's CEO and Company related expenses paid by the Company's CEO.

     Due to/from officer represents salary accrual/payments for the Company's CEO, advances/repayments to/from the Company's CEO and expenses paid by the Company's CEO on behalf of the Company.


NOTE 4 - NOTES PAYABLE AND CAPITAL LEASE

     The Company incurred and paid off a loan of $41,554 due to bank in the six month period ended June 30, 2002. Additionally, $4,200 was repaid on non-interest bearing notes due to an officer/stockholder. No other payments were made on the Company's notes payable or capital lease in the six month period ended June 30, 2002.

     The Company incurred additional notes of $42,344 due to officer/stockholder, 8% per annum, maturing June 29, 2003, $60,093 due to an individual, 8% per annum, payable upon demand, $29,270 due to officer/stockholder, non-interest bearing and payable upon demand, $1,800 due to a company, non-interest bearing and payable upon demand and $17, 187 at 10% interest, due to an individual, matured March 8, 2002 and currently in default.

     The long-term portion of the notes payable is due in July 2003.

     The Company granted warrants in connection with the debt financing raised in the year ended December 31, 2001. There were 150,000 warrants issued to purchase the Company's common stock at $1.00 per share. The Company determined the fair value of the warrants to be $0.59 per share using the minimum value method of estimating the fair value of the warrants. A total discount of $88,500 was recorded on debt with a face value of $150,000. For the six month period ended June 30, 2002, $29,500 of that amount was amortized and charged to interest expense. The discount is being amortized over the 18 month term of the notes.

     During the year ended December 31, 2001, the Company entered into a capital lease for office equipment. The Company is in default on this lease at June 30, 2002 and the related debt has been classified as current.


NOTE 5 - BUSINESS SEGMENTS

     The Company presently operates in two business segments. The first is a private wireless electronic networks for labor unions and wireless integrated work spaces for union locals and business to business. The second is the integrated communities. Substantially all the operating information for the six month periods ended June 30, 2001 related to the integrated communities segment. Revenue and deferred revenue in the three month period ended June 30, 2002 includes $18,177 and $1,571 generated in the private electronic networks segment.

Management's Discussions and Analysis of Plan of Operations

General

The following discussion and analysis should be read in conjunction with our unaudited, consolidated financial statements and related footnotes for the six month period ended June 30, 2002 included in on Form 10-QSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Background and Overview

Tel-Voice Communications, Inc. ("Tel-Voice") was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Smartdotcom, Inc. was incorporated under the laws of the State of Nevada on April 19, 1999. On June 30, 2000, Smartdotcom became a wholly owned subsidiary of Tel-Voice through a reverse merger. Tel-Voice issued 4,376,895 shares of its common stock for all of the issued and outstanding common stock of Smartdotcom. Prior to the merger, Tel-Voice had no business activity and therefore, pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. Smardotcom has been treated as the acquirer and accordingly, Smartdotcom is presented as the continuing entity, and the historical financial statements are those of Smartdotcom.

We have incurred significant losses since inception. We may be unable to continue in existence unless we are able to arrange additional financing to supplement our sale of common stock. We still continue to incur costs associated with the development of our technology and implementation of our business plan.


Plan of Operation

Tel-Voice Communications, Inc. is an all-inclusive, subscriber based wireless network provider. Subscribers access Tel-Voice's services and applications using hardware, software, wired and wireless network connectivity

Tel-Voice is a "wall to wall" all union business, and through it's wholly owned subsidiary 1-866-UNIONET LLC. is an active member of CWA Local 7019.

The Tel-Voice management team is comprised of experienced individuals with proven track records in the telecommunications, finance, manufacturing, and global business sectors. We use the services of consultants and full time employees to blend fixed and variable overhead costs.

The Tel-Voice financial model is based on recurring subscriber fees and transaction based revenues. We will secure licensing and rights fees as we secure additional market opportunities.

Tel-voice currently has the exclusive rights to reach approximately 1,000,000 members of organized labor in the USA. We are packaging our offerings and will aggressively approach our target audience in the 3rd quarter of 2002. Tel-Voice continues to secure additional market groups from within the American labor movement.

Tel-Voice is working with leading providers of hardware, software and network provisioning.

We are moving forward with our 1-866-Unionet services. To-date, we have entered the market with approximately 135 subscribers for our pager service. These subscribers are the first under our agreement with the Arizona AFL-CIO. We purchase pagers and air-time and sell both to our subscribers.

To-date we have received letters of endorsement form the Nevada AFL-CIO and from the national office of the Communications Workers of America.

Results of Operations

Three months ended June 30,  2002 vs. June 30, 2001

Revenue for the three month period ended June 30, 2002 decreased by $206,450 or 93% from $221,133 for the three months ended June 30, 2001 to $14,683 for the three months ended June 30, 2002. The Company had approximately 135 subscribers to its 866-Unionet service at June 30, 2002. The 2001 revenue was generated from the integrated community project in La Jolla, CA. The consulting fees received from this project ended in early 2002. The Company cannot assure that it will continue to generate revenues in the future at levels commensurate with that of 2001.

General and administrative expenses for the three month period ended June 30, 2002 decreased by $63,959 or 25% from $253,511 for the three month period ended June 30, 2001 to $189,552 for the three month period ended June 30, 2002. The decrease is principally due to a decrease in travel and entertainment and office expenses of approximately $55,000 as a result of curbing such expenditures, a decrease of approximately $26,000 in payroll taxes, offset by an increase in accounting fees of $36,000 for annual/quarterly filings.

Interest expense for the three month period ended June 30, 2002 increased by $25,795 from $923 for the three month period ended June 30, 2001 to $26,718 for the three month period ended June 30, 2002. The increase is due to issuance of notes payable in late 2001 and also in the three month period ended June 30, 2002. There were no such notes payable in early 2001.

Six months ended June 30,  2002 vs. June 30, 2001

Revenue for the six month period ended June 30, 2002 decreased by $177,113 or 71% from $248,833 for the six months ended June 30, 2001 to $71,720 for the six months ended June 30, 2002. The 2001 revenue was generated from the integrated community project in La Jolla, CA. The 2002 revenue was primarily generated from the same project which concluded in the first three months of that year. The Company cannot assure that it will continue to generate revenues in the future at levels commensurate with that of 2001.

General and administrative expenses for the six month period ended June 30, 2002 increased by $36,758 or 10% from $382,174 for the six month period ended June 30, 2001 to $418,932 for the six month period ended June 30, 2002. The increase is principally due to an increase in accounting fees of $65,000 for annual/quarterly filings, offset by a decrease in office expenses of approximately $40,000 as a result of curbing such expenditures.

Interest expense for the six month period ended June 30, 2002 increased by $53,604 from $1,642 for the six month period ended June 30, 2001 to $55,246 for the six month period ended June 30, 2002. The increase is due to issuance of notes payable in late 2001 and also in the three month period ended June 30, 2002. There were no such notes payable in early 2001.

Liquidity and capital resources

The Company is seeking debt and equity capital in order to implement its business plan. The Company borrowed and additional $133,504 in the three month period ended June 30, 2002. At June 30, 2002, the Company had a working capital deficit of $779,000 and a cash balance of $2,386. The Company used cash from operations of $181,679 for the six month period ended June 30, 2002. The Company will rely on growth in its 866-Unionet service to provide revenue and operating cash flow in the short term. The Company will require equity capital for cash to purchase inventory and to pay for marketing efforts. Most of the Company's obligations are current and these obligations will have to be restructured and new capital will be needed in order to meet the repayment terms of these obligations. Many of these obligations are presently in default. Historically, the Company has relied upon its major shareholder and his contacts to provide capital for the Company. The Company raised a net amount of approximately $147,000 in debt for the six month period ended June 30, 2002. There can be no assurances that these sources will provide future funding. The Company will require capital to market its private networking segment and will need working capital to finance receivables and materials purchases for its integrated community segment.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No Form 8-K was filed during the reporting period

The registrant, by resolution of its board of directors, has elected to engage Epstein, Weber & Conover, PLC as the Company's principal auditors effective July 16, 2002 replacing Stonefield Josephson, Inc.


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

       Signature                   Title                            Date

    /s/ JAY BUDD
-------------------------
   Jay Budd                  Chairman of the Board and CEO     August 13, 2002

    /s/ ROBERT LEE
--------------------------
    Robert Lee                 Director                        August 13, 2002