Form 10QSB
period 2002-09-30
TEL VOICE COMMUNICATIONS INC
filed 2002-11-20
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

         7373 East Doubletree Ranch Rd., Suite 200, Socttsdale, AZ 85258
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (866) 864-6638
                           (Issuer's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                          COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's Common Stock trades on the OTC Bulletin Board. There were 7,141,145 shares of Common Stock issued and outstanding as of September 30, 2002.

                                Table of Contents

Part I  Financial Information                                            Page

Item 1. Financial Statements:

   Consolidated Balance Sheet as of September 30, 2002..................... 3

   Consolidated Statements of Operations for the Three and Nine............ 4
   Months Ended September 30, 2002 and 2001

   Consolidated Statements of Cash Flows for the Nine Months Ended .........5
   September 30, 2002 and 2001

   Notes to the Consolidated Financial Statements ......................... 6

Management's discussion and analysis ...................................... 9

Item 2  Plan of operation ................................................. 9

Part II Other Information

Item 1. Legal Proceedings .................................................11

Item 2. Changes in Securities .............................................11

Item 6. Exhibits and Reports on Form.......................................11

Signatures ................................................................11

Part I  Financial Information

Item 1. Financial Statements:

TEL-VOICE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2002
(Unaudited)

  -----------------------------------------------------------------------------
                                     ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                            $        12,192
     Accounts receivable                                            1,230
     Inventory                                                      9,970
     Due from officer                                              35,350
                                                          ---------------
        TOTAL CURRENT ASSETS                                       58,742

  FURNITURE & EQUIPMENT, net                                       53,867
  DEPOSITS                                                          9,975
                                                          ---------------
  TOTAL ASSETS                                            $       122,584
                                                          ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

  CURRENT LIABILITIES
     Accounts payable                                     $       179,713
     Accrued expenses                                             113,145
     Deferred revenue                                               1,571
     Notes payable - stockholders                                 289,017
     Notes payable - other                                        189,178
     Capital lease obligation                                      21,975
     Accrued interest                                              32,373
                                                          ---------------
          TOTAL CURRENT LIABILITIES                               826,972
                                                          ---------------

  STOCKHOLDERS' DEFICIENCY
     Common stock, $0.001 par value;
      75,000,000 shares authorized;
      7,141,145 shares issued and outstanding                       7,141
      Additional paid-in-capital                                1,043,715
      Accumulated deficit                                      (1,755,244)
                                                          ---------------
          TOTAL STOCKHOLDERS' DEFICIENCY                         (704,388)

                                                          ---------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $       122,584
                                                          ===============

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                    For the three months ended         For the nine months ended
                                                  --------------------------------   ------------------------------
                                                       2002             2001              2002            2001
                                                  --------------- ----------------- -----------------  ------------
REVENUE                                           $       39,729  $        561,222  $      111,449  $     810,055

COST OF REVENUE                                            7,449           260,678          23,032        434,861
                                                  --------------- ----------------- --------------- --------------

GROSS PROFIT                                              32,280           300,544          88,417        375,194
                                                  --------------- ----------------- --------------- --------------

GENERAL AND ADMINISTRATIVE EXPENSES                      223,464           269,729         643,187        651,903
                                                  --------------- ----------------- ---------------   ------------

(LOSS) INCOME FROM OPERATIONS                           (191,184)           30,815        (554,770)       (276,709)

INTEREST EXPENSE                                          19,820             3,834          74,276          5,476
                                                  --------------- ----------------- ---------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (211,004)           26,981        (629,046)      (282,185)

PROVISION FOR INCOME TAXES                                     -                 -               -              -
                                                  --------------- ----------------- ---------------   ------------

NET (LOSS) INCOME                                 $     (211,004) $         26,981  $     (629,046) $    (282,185)
                                                  =============== ================= ===============   ============

NET LOSS PER COMMON SHARE - basic and diluted     $        (0.03) $           (**)  $        (0.10) $       (0.05)
                                                  =============== ================= ===============   ============

WEIGHTED AVERAGE  COMMON
SHARES OUTSTANDING - basic and diluted                 6,261,274         5,830,243       6,060,437      5,822,818
                                                  =============== ================= ===============   ============

** - Less than $0.01 per share

                         TEL-VOICE COMMUNICATIONS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                            2002            2001
                                                  --------------   -------------
  CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                       $   (629,046)  $    (282,185)
     Adjustments to reconcile net loss to net cash
       Used in operating activities:
         Depreciation                                      8,801             441
         Loss on disposal of assets                        2,175               -
         Amortization of debt discount                    29,500               -
    (Increase) decrease in operating assets:
         Accounts receivable                              38,359        (151,015)
         Inventories                                          (2)              -
         Deposits                                              -         (14,207)
     Increase (decrease) in operating liabilities:
         Accounts payable and accrued expense            134,441          38,781
         Deferred revenue                                  1,571               -
         Billing in excess of cost                             -         407,222
         Accrued interest                                 21,519               -
                                                  --------------   -------------
  NET CASH USED IN OPERATING ACTIVITIES                 (181,679)        (27,944)
                                                  --------------   -------------
  CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                       -          (3,329)
                                                  --------------   -------------
  NET CASH USED IN INVESTING ACTIVITIES                        -          (3,329)
                                                  --------------   -------------
  CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of notes payable                           191,996         125,000
     Repayment of notes payable                          (45,754)         (5,900)
     Change in due to/from officers                       (7,958)         23,597
     Proceeds from sale of common stock                        -          45,000
     Issuance of common stock for cash                    31,937               -
                                                  --------------   -------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    170,221         187,697
                                                  --------------   -------------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,652)        156,424

  CASH AND CASH EQUIVALENTS - beginning of period         13,844           2,424
                                                  --------------   -------------
  CASH AND CASH EQUIVALENTS - end of period         $     12,192   $       2,513
                                                  ==============   =============


                         TEL-VOICE COMMUNICATIONS, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                            2002            2001
                                                  --------------   -------------
  Interest paid                                     $      5,123    $          0
                                                  ==============   =============

  Income taxes paid                                 $          0    $          -
                                                  ==============   =============


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


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates
     -----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents
     --------------------------
     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Concentration of Credit Risk
     -----------------------------
     The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at June 30, 2002.

     Principles of Consolidation
     ----------------------------
     The accompanying consolidated financial statements include the accounts of Tel-Voice and its wholly owned subsidiary, SDC. All intercompany accounts and transactions have been eliminated.

     Revenue
     --------
     Revenue for the three and six month periods ended June 30, 2001 primarily consists of contract fees received in connection with implementation of the Company's technology in an integrated community in La Jolla, California. Revenue under this contract was recognized on the percentage-of completion method measured by the portion of the total contract or job cost expended to date to the estimated total cost to complete. Contract cost include all direct labor, materials, subcontract costs and indirect costs such as supplies, equipment and repair costs. Selling, general and administrative costs are charged to expense as incurred.

     The Company began generating revenue from its 1-866-Unionet private network in the fiscal year ended December 31. 2001. Substantially all revenue generated for the three and six months ended June 30, 2002 was from this business segment.

     Earnings Per Share
     -------------------
     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2002, the Company had 308,334 stock options and warrants outstanding that would affect loss per share if they were to be dilutive.


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

Management's Discussions and Analysis of Plan of Operations

General
--------
The following discussion and analysis should be read in conjunction with our unaudited, consolidated financial statements and related footnotes for the six month period ended June 30, 2002 included in on Form 10-QSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Background and Overview
------------------------
Tel-Voice Communications, Inc. ("Tel-Voice") was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Smartdotcom, Inc. was incorporated under the laws of the State of Nevada on April 19, 1999. On June 30, 2000, Smartdotcom became a wholly owned subsidiary of Tel-Voice through a reverse merger. Tel-Voice issued 4,376,895 shares of its common stock for all of the issued and outstanding common stock of Smartdotcom. Prior to the merger, Tel-Voice had no business activity and therefore, pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. Smardotcom has been treated as the acquirer and accordingly, Smartdotcom is presented as the continuing entity, and the historical financial statements are those of Smartdotcom.

We have incurred significant losses since inception. We may be unable to continue in existence unless we are able to arrange additional financing to supplement our sale of common stock. We still continue to incur costs associated with the development of our technology and implementation of our business plan.

Plan of Operation
------------------
Tel-Voice Communications, Inc. is an all-inclusive, subscriber based wireless network provider. Subscribers access Tel-Voice's services and applications using hardware, software, wired and wireless network connectivity

Tel-Voice is a "wall to wall" all union business, and through it's wholly owned subsidiary 1-866-UNIONET LLC. is an active member of CWA Local 7019.

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

Results of Operations
----------------------
Three months ended June 30,  2002 vs. June 30, 2001
----------------------------------------------------
Revenue for the three month period ended June 30, 2002 decreased by $206,450 or 93% from $221,133 for the three months ended June 30, 2001 to $14,683 for the three months ended June 30, 2002. The Company had approximately 135 subscribers to its 866-Unionet service at June 30, 2002. The 2001 revenue was generated from the integrated community project in La Jolla, CA. The consulting fees received from this project ended in early 2002. The Company cannot assure that it will continue to generate revenues in the future at levels commensurate with that of 2001.

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

Six months ended June 30,  2002 vs. June 30, 2001
--------------------------------------------------
Revenue for the six month period ended June 30, 2002 decreased by $177,113 or 71% from $248,833 for the six months ended June 30, 2001 to $71,720 for the six months ended June 30, 2002. The 2001 revenue was generated from the integrated community project in La Jolla, CA. The 2002 revenue was primarily generated from the same project which concluded in the first three months of that year. The Company cannot assure that it will continue to generate revenues in the future at levels commensurate with that of 2001.

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

       Signature                   Title                            Date

    /s/ JAY BUDD
-------------------------
   Jay Budd                  Chairman of the Board and CEO    November 19, 2002

    /s/ ROBERT LEE
--------------------------
    Robert Lee                 Director                       November 19, 2002