Form 10QSB/A
period 2002-09-30
TEL VOICE COMMUNICATIONS INC
filed 2002-11-22
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                7373 E Doubletree Ranch Rd., Scottsdale, AZ 85258
      -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

   Consolidated Balance Sheet as of September 30, 2002..................... 3

   Consolidated Statements of Operations for the Three and Nine............ 4
   Months Ended September 30, 2002 and 2001

   Consolidated Statements of Cash Flows for the Nine Months Ended .........5
   September 30, 2002 and 2001

   Notes to the Consolidated Financial Statements ......................... 6

Item 2.  Management's Discussion and Analysis and Plan of Operation.........9

Item 3.  Controls and Procedures...........................................12


Part II Other Information

Item 1. Legal Proceedings .................................................12

Item 2. Changes in Securities .............................................12

Item 6. Exhibits and Reports on Form.......................................12

Signatures ................................................................12

Certifications.............................................................13

Part I  Financial Information

Item 1. Financial Statements:

                         TEL-VOICE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002
                                  (Unaudited)

  -----------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                             $                12,192
   Accounts receivable                                                     1,230
   Inventory                                                               9,970
   Due from officer                                                       35,350
                                                          ----------------------
      TOTAL CURRENT ASSETS                                                58,742

FURNITURE & EQUIPMENT, net                                                53,867
DEPOSITS                                                                   9,975
                                                          ----------------------
TOTAL ASSETS                                             $               122,584
                                                          ======================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                      $               179,713
   Accrued expenses                                                      113,145
   Deferred revenue                                                        1,571
   Notes payable - stockholders                                          289,017
   Notes payable - other                                                 189,178
   Capital lease obligation                                               21,975
   Accrued interest                                                       32,373
                                                        ------------------------
      TOTAL CURRENT LIABILITIES                                          826,972
                                                        ------------------------

STOCKHOLDERS' DEFICIENCY
   Common stock, $0.001 par value;
      75,000,000 shares authorized;
      7,141,145 shares issued and outstanding                              7,141
   Additional paid-in-capital                                          1,043,715
   Accumulated deficit                                                (1,755,244)
                                                        ------------------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                    (704,388)

                                                        ------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $               122,584
                                                        ========================

                  TEL-VOICE COMMUNICATIONS, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                 For the three months ended         For the nine months ended
                                               --------------------------------   ------------------------------
                                                     2002             2001              2002            2001
                                               --------------- ----------------- -----------------  ------------
REVENUE                                         $       39,729  $        561,222  $      111,449  $     810,055

COST OF REVENUE                                          7,449           260,678          23,032        434,861
                                               --------------- ----------------- --------------- --------------

GROSS PROFIT                                            32,280           300,544          88,417        375,194
                                               --------------- ----------------- --------------- --------------

GENERAL AND ADMINISTRATIVE EXPENSES                    223,464           269,729         643,187        651,903
                                               --------------- ----------------- ---------------   ------------

(LOSS) INCOME FROM OPERATIONS                         (191,184)           30,815       (554,770)       (276,709)

INTEREST EXPENSE                                        19,820             3,834          74,276          5,476
                                                  ------------ ----------------- ---------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                (211,004)           26,981        (629,046)      (282,185)

PROVISION FOR INCOME TAXES                                   -                 -               -              -
                                                  ------------ ----------------- ---------------   ------------

NET (LOSS) INCOME                               $     (211,004) $         26,981  $     (629,046) $    (282,185)
                                                  ============ ================= ===============   ============

NET LOSS PER COMMON SHARE - basic and diluted   $        (0.03) $            (**) $       (0.10)  $       (0.05)
                                                  ============ ================= ===============   ============

WEIGHTED AVERAGE  COMMON
SHARES OUTSTANDING - basic and diluted               6,261,274         5,830,243       6,060,437      5,822,818
                                                  ============   ===============    ============   ============

** - Less than $0.01 per share

                         TEL-VOICE COMMUNICATIONS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                          2002                    2001
                                                  --------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $          (629,046)   $            (282,185)
   Adjustments to reconcile net loss to net cash
      Used in operating activities:
      Depreciation                                              12,697                    1,689
      Loss on disposal of assets                                 2,175                        -
      Common stock issued for services                         105,000
      Amortization of debt discount                             29,500                        -
  (Increase) decrease in operating assets:
      Accounts receivable                                       39,853                 (230,489)
      Inventories                                                   (2)                       -
      Deposits                                                   4,234                  (14,207)
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued expense                     224,946                  115,234
      Deferred revenue                                           1,571                        -
      Billing in excess of cost                                      -                  186,304
      Accrued interest                                          24,416                        -
                                                    ------------------     --------------------
NET CASH USED IN OPERATING ACTIVITIES                         (184,656)                (223,654)
                                                    ------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                               -                  (19,455)
                                                    ------------------     --------------------
NET CASH USED IN INVESTING ACTIVITIES                                -                  (19,455)
                                                    ------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of notes payable                                   203,861                  275,000
   Repayment of notes payable                                  (45,754)                (100,900)
   Change in due to/from officers                               (7,958)                  (7,752)
   Proceeds from sale of common stock                                -                   45,000
   Issuance of common stock for cash                            32,855                   95,000
                                                    ------------------     --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      183,004                  261,348
                                                    ------------------     --------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,652)                  18,239

CASH AND CASH EQUIVALENTS - beginning of period                 13,844                    1,457
                                                    ------------------     --------------------

CASH AND CASH EQUIVALENTS - end of period          $            12,192    $              19,696
                                                    ==================     ====================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


Interest paid                                      $             5,123        $            1,667
                                                    ==================     ====================

Income taxes paid                                  $                 0        $               0
                                                    ==================     ====================


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Trade debt converted to notes payable           $            21,900
                                                    ==================
   Debt converted to equity                        $           169,896
                                                    ==================

                         TEL-VOICE COMMUNICATIONS, INC.
              NOTES TO UNAUDUTED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements represent the financial position of Tel-Voice Communications, Inc. (the Company) as of September 30,2002, including our results of operations for the three and nine months and cash flows for the nine months ended September 30, 2002 and 2001. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three and nine months ended September 30, 2002 and 2001 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with our Form 10-KSB for the year ended December 31, 2001, including specifically the financial statements and notes to such financial statements contained therein.

     On June 30, 2000 the Company entered into a Stock Purchase Agreement and Plan of Reorganization with Smartdotcom, Inc. ("SDC"), a Nevada corporation whereby the Company acquired 100% of the issued and outstanding shares of common stock of SDC. This transaction was approved by the unanimous consent of the Board of Directors of the Company. For accounting purposes this transaction is being accounted for as a reverse merger as the stockholders of SDC own a majority of issued and outstanding shares of common stock of the Company and the management team of SDC hold a majority of the management positions of the Company and appointed a majority of the Board of Directors. The historical financial information presented in this Form 10QSB for the nine month period ended September 30, 2001 is that of SDC.

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

     Going Concern and Potential Sale of the Company's Assets
     --------------------------------------------------------

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. Management's plans are discussed in its Annual Report on Form

     10-KSB for the year ended December 31, 2001. These financial statements do not include any adjustments that might result from this uncertainty.

     The Company is actively seeking alternatives to its financial problems. One alternative may include the sale of the Company's business and assets. Management believes that any prospective sale of the Company's business and assets will reflect a value equal to or greater than the current carrying value of those assets. Another alternative is to raise capital through the sale of additional equity. If the Company sells new equity, management believes it will be at a price that will be massively dilutive to certain existing shareholders and result in a significant anti-dilution adjustment to the outstanding. The Company is presently attempting to restructure much of its debt. There is no assurance the Company can sell new equity at any price.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Revenue
     --------
     Revenue for the three and nine month periods ended September 30, 2001 primarily consists of contract fees received in connection with implementation of the Company's technology in an integrated community in La Jolla, California. Revenue under this contract was recognized on the percentage-of completion method measured by the portion of the total contract or job cost expended to date to the estimated total cost to complete. Contract costs include all direct labor, materials, subcontract costs and indirect costs such as supplies, equipment and repair costs. Selling, general and administrative costs are charged to expense as incurred.

     The Company began generating revenue from its 1-866-Unionet private network in the fiscal year ended December 31. 2001. Substantially all revenue generated for the three and nine months ended September 30, 2002 was from this business segment.

     Earnings Per Share
     -------------------
     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2002, the Company had 458,334 stock options and warrants outstanding that would affect loss per share if they were to be dilutive.


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


NOTE 4 - NOTES PAYABLE AND CAPITAL LEASE

     The Company incurred and paid off a loan of $41,554 due to bank in the six month period ended June 30, 2002. Additionally, $4,200 was repaid on non-interest bearing notes due to an officer/stockholder. No other payments were made on the Company's notes payable or capital lease in the nine month period ended September 30, 2002.

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

     The Company granted warrants in connection with the debt financing raised in the year ended December 31, 2001. There were 150,000 warrants issued to purchase the Company's common stock at $1.00 per share. The Company determined the fair value of the warrants to be $0.59 per share using the minimum value method of estimating the fair value of the warrants. A total discount of $88,500 was recorded on debt with a face value of $150,000. For the nine month period ended September 30, 2002, $29,500 of that amount was amortized and charged to interest expense. The discount is being amortized over the 18 month term of the notes.

     During the year ended December 31, 2001, the Company entered into a capital lease for office equipment. The Company is in default on this lease at September 30, 2002 and the related debt has been classified as current.


NOTE 5 - BUSINESS SEGMENTS

     The Company presently operates in two business segments. The first is a private wireless electronic networks for labor unions and wireless integrated work spaces for union locals and business to business. The second is the integrated communities. Substantially all the operating information for the three and nine month periods ended September 30, 2001, is related to the integrated communities segment. All revenue and deferred revenue in the three and nine month periods ended September 30, 2002 was generated in the private electronic networks segment.

Management's Discussions and Analysis of Plan of Operations

General
-------
The following discussion and analysis should be read in conjunction with our unaudited, consolidated financial statements and related footnotes for the six month period ended June 30, 2002 included in on Form 10-QSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

The Company has experienced significant difficulties in implementing its business plan. Management believes that these difficulties are a result of the Company being under capitalized. We are presently exploring several alternatives that include selling the Company's assets, restructuring its debt and raising additional equity capital. There can be no assurances that the Company will be successful in achieving positive results under any of these alternatives.

Results of Operations
----------------------

Three months ended September 30,  2002 vs. September 30, 2001
--------------------------------------------------------------

Revenue for the three month period ended September 30, 2002 decreased by $512,493 or 93% from $561,222 for the three months ended September 30, 2001 to $39,729 for the three months ended September 30, 2002. The Company had approximately 135 subscribers to its 866-Unionet service at September 30, 2002. The 2001 revenue was generated from the integrated community project in La Jolla, CA. The consulting fees received from this project ended in early 2002. The Company cannot assure that it will continue to generate revenues in the future at levels commensurate with that of 2001.

Cost of revenue in the three month period ended September 30, 2002 represents the cost of pagers and the purchase of air time. Cost of revenue in the three month period ended September 30, 2001 represents labor and material costs associated with the integrated community project in La Jolla, California.

General and administrative expenses for the three month period ended September 30, 2002 decreased by $46,265 or 25% from $269,729 for the three month period ended September 30, 2001 to $223,564 for the three month period ended September 30, 2002. The decrease is principally due to curbing of expenditures as the Company implemented cost cutting measures to address its continued cash flow constraints.

Interest expense for the three month period ended September 30, 2002 increased by $15,986 from $3,834 for the three month period ended September 30, 2001 to $19,820 for the three month period ended September 30, 2002. The increase is due to issuance of notes payable in late 2001 and also in the three month period ended September 30, 2002. There were no such notes payable in early 2001.

Nine months ended September 30,  2002 vs. September 30, 2001
-------------------------------------------------------------

Revenue for the nine month period ended September 30, 2002 decreased by $698,606 or 86% from $810,055 for the nine months ended September 30, 2001 to $111,449 for the nine months ended September 30, 2002. The 2001 revenue was generated from the integrated community project in La Jolla, CA. The 2002 revenue was primarily generated from the same project which concluded in the first three months of that year. The Company cannot assure that it will continue to generate revenues in the future at levels commensurate with that of 2001.

General and administrative expenses for the nine month period ended September 30, 2002 decreased by $8,716 or 10% from $651,903 for the nine month period ended September 30, 2001 to $643,187 for the nine month period ended September 30, 2002. The decrease is principally due to curbing of expenditures as the Company implemented cost cutting measures to address its continued cash flow constraints.

Interest expense for the nine month period ended September 30, 2002 increased by $68,800 from $5,476 for the nine month period ended September 30, 2001 to $74,726 for the nine month period ended September 30, 2002. The increase is due to issuance of notes payable in late 2001 and also in the nine month period ended September 30, 2002. There were no such notes payable in early 2001.

Liquidity and capital resources
--------------------------------

The Company is exploring several alternatives in an attempt to curb the cash drain and pursue the Company's business plan. The Company has become delinquent on numerous of its debt arrangements and is also delinquent in making payments to its employees for payroll and payments to its trade vendors. One alternative may include the sale of the Company's business and assets. Management believes that any prospective sale of the Company's business and assets will reflect a value equal to or greater than the current carrying value of those assets. Another alternative is to raise capital through the sale of additional equity. If the Company sells new equity, management believes it will be at a price that will be massively dilutive to certain existing shareholders and result in a significant anti-dilution adjustment to the outstanding. The Company is presently attempting to restructure much of its debt. There is no assurance the Company can sell new equity at any price. If the Company is successful in selling its assets, there may no longer be a viable business plan to pursue. Alternatively, if the Company is not successful in selling assets or raising equity, the Company may be forced into a bankruptcy proceeding. The Company has recently begun to attempt to restructure some of its debt. The process is in its early stages and there is yet no indication of the potential success of those efforts.

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

Item 3.  Controls and Procedures
---------------------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed within 90 days of the filing of this report, our Chief Executive Officer and Principal Accounting Officer believes that the Company's disclosure controls and procedures are effective and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the most recent evaluation.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         4 Form 8-Ks were filed during the reporting period

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

       Signature                   Title                            Date

    /s/ JAY BUDD
-------------------------
   Jay Budd                  Chairman of the Board and CEO    November 21, 2002

    /s/ ROBERT LEE
--------------------------
    Robert Lee                 Director                       November 21, 2002

                                 CERTIFICATIONS

I, Jay Budd, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Tel-Voice Communications, Inc. ("Tel-Voice") on Form 10-QSB for the quarterly period ended September 30, 2002 ("Report") that:

(1)  I have reviewed this Report;

(2) based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

(3) based on my knowledge, the financial statements and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of Tel-Voice as of, and for the periods presented in this Report;

(4)  I am responsible for establishing and maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Tel-Voice and I have: (a) designed such disclosure controls and procedures to ensure that material information relating to Tel-Voice is made known to me by others, particularly during the period in which this Report is being prepared; (b) evaluated the effectiveness of Tel-Voice's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and (c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

(5) I have disclosed, based on my most recent evaluation, to our auditors and the audit committee of our board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

(6) I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                                     By:      /s/ Jay Budd
                                                     ---------------------------
                                                                  Jay Budd
                                                         Chief Executive Officer

                         TEL-VOICE COMMUNICATIONS, INC.

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                       PURSUANT TO18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Jay Budd, solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to my knowledge the Quarterly Report of Tel-Voice Communications, Inc. on Form 10-QSB for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Tel-Voice Communications, Inc.


                                                     By:      /s/ Jay Budd
                                                     ---------------------------
                                                                  Jay Budd
                                                         Chief Executive Officer