Form 10KSB
period 2002-12-31
HOME SERVICES INC
filed 2003-04-28
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                    000-29743
                            (Commission file number)

                         HOME SERVICES INTERNATIONAL INC
        (Exact name of small business issuer as specified in its charter)

                                Nevada 88-0409143
                   (State or other jurisdiction (IRS Employer
              of incorporation or organization) Identification No.)

      7373 E. DOUBLE TREE RANCH ROAD, SUITE 200, SCOTTSDALE, ARIZONA 85258
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  866-864-6638
                           (Issuer's telephone number)

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

Revenue for the year ended December 31, 2002:  $71,266

There is a limited trading market for the registrant's Common Stock. There were 2,002,908 shares of Common Stock, and 250,000 shares of class "A" preferred stock issued and outstanding as of April 28, 2003.

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

Overview of Discontinued Business

In December 2002, the Company determined it would abandon its efforts of its only operating business segment.

We were an all-inclusive telecom, video, Internet, entertainment and security provider. We were in the business of enhancing the lives of our subscribers, who benefit from the added value of high-quality services and a fully integrated system made available by a single company. Subscribers are afforded the luxury of accessing these services using state-of the-art technology that includes hardware, software and network connectivity.

We were also a content provider. Once logged off the community network, subscribers may access the Internet and a host of special offerings, over multi-speed connections. Subscribers enjoy the benefit of exclusive network content and global Internet service.

1-866-UNIONET
-------------

1-866-Unionet was our private network, customized for more than 17 million potential labor union subscribers. Once deployed, this multipurpose and interactive network will generate on-going revenue for our partners and us. This network also incorporates sponsor participation with a potential of over 3 billion advertising dollars. This model is representative of all our solutions, including our integrated communities, business networks, and all other subscriber groups.

We intended to develop the subscriber base from within the union membership, we will utilize the SmartFone and other interactive devices to connect subscribers to a private and secure Intranet. Offering members both an exclusive Intranet, and a gateway for Internet access, establishes a market for our current and future technologies. Our unique technical infrastructure allows simple "plug & play" flexibility. 1-866-Unionet's network design offered cost effective scalable services. Unions and labor organizations were to have a financial stake in their own technology solution.

Overview of New Business

Because the Company has determined that it will exit the telecommunications business, we have developed a new business plan to become a provider of services to home buyers.

Home Services International Inc. (HSVI) intends to act as a holding company for service businesses related to the home building and home buying that want to expand into national markets. HSVI intends to acquire, joint venture and develop such businesses. Businesses that we intend to explore including mortgage broking, mortgage originations and lending, construction lending and other services that would benefit propsective home buyers.

HSVI will have 2 roles in the joint ventures or aquisitions:

     1. To act as the financing intermediary between the business's that have adpoted the HSVI program.

     2. To distribute the interest earnings and profits to the shareholder who have provided the financing.


HSVI will have minimal infrastructure

The corporate offices of HSVI will not require a large infrastructure or overhead to operate this business:

     o each business unit will be trained to operate independently, except for the financing

     o the JV partners will have the responsibility to manage and coordinate the business unit relationship

This feature of the business means most of the revenues generated will result in high profit margins and cash flow can be distributed back the the shareholders. The first phase of this will be to pay dividends directly on the preferred shares we intend to issue in raising capital.

Employees

As of April 30, 200, we employee 1 full time individual.


Item 2. Description of Property

We lease our principal executive office, which is located in a shared office facility in Scottsdale, Arizona at an annual rent of $1,500. This lease is month to month


Item 3. Legal Proceedings

The Company is involved in pending litigation with two parties The first involves a claim of $10,000 for non-payment for services. The other is a claim of $61,000 for alleged breach of contract. The Company has accrued $64,500 related to these matters at December 31, 2002. However, the Company believes that it has agreed to a settlement on one such matter and it intends to defend and has filed counter claims on the other.

The Company has accrued $36,800 related to the abandoned office lease. The former landlord has filed a claim against the Company. However, the Company believes that it will be successful in settling this obligation for an amount less that what is accrued.

Item 4. Submission or Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

The  Company's   common  stock  under  the  registered  name  of  Home  Services
International, Inc. was first quoted in June of 2002, and now trades on the Over-the-Counter ("OTC") Bulletin Board under the symbol "HSVI".

Set forth below are the high and low closing prices for the Company's common stock as reported on the OTC Bulletin Board for the last four quarters:

        Quarter Ended                       High            Low
        -------------                       ----            ---
        December 31, 2002                  $0.17           $0.02
        September 30, 2002                 $1.00           $0.06
        June 30, 2002                      $1.00           $1.00
        March 31, 2002                       n/a             n/a


The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.


Record Holders

As of April 28, 2003 we had 105 shareholders of record.

Dividends

We has never declared or paid any cash dividends on our common stock. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

Sale of Common Stock . On or about July 18, 2002, the Company sold, pursuant to a private placement, 42,570 shares of pre-reverse split restricted common stock of the Company without registration under the Securities Act of 1933. The Company sold the 42,750 shares at a purchase price of $0.75 per share. There were no underwriters involved in the offering and the securities were not publicly offered for sale. The securities were sold to "accredited investors," as defined in Regulation D of the Securities Act. The shares were sold to one individual for cash, for a total offering price of $31,937. There were no underwriting discounts or commissions in connection with the Private Placement.

The proceeds from the Private Placement were used by the Company for funding of general corporate purposes.


Item 6. Management's Discussions and Analysis or Plan of Operations


General

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2002 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

In December of 2002, the Company determined that its business plan of becoming an all-inclusive telecom, messaging and communications provider would not be successful. We therefore have wound down those operations and are now searching for new business ventures. We have incurred net losses of $2,364,460 since inception.

In December of 2002, TVCM reorganized, to become a "home services provider" to attract investors and customers. The Company intends to become a provider of services to home buyers. Our services will include design, construction management and financing for individuals building their own custom home. We intend to raise capital in order to broker and originate residential mortgage loans.

The  Company  issued   "stock-for-debt"  and  rolled  back  the  share  issuance
outstanding 28.9 to 1.

Tel-Voice Communications, Inc., now know as Home Services International Inc., is postured to grow and attract investment thus allowing the company to meet it's obligations and provide increased shareholder value.

Plan of Operation
-----------------

Because the Company has determined that it will exit the telecommunications business, we have developed a new business plan to become a provider of services to home buyers

The Company intends to assemble a management team that will include experienced managers in the fields of telecommunications, technology, home building and construction, franchise sales and marketing, and finance. The Company is presently seeking acquisition targets that will provide synergies within the complete process of acquiring land, construction and financing of new homes.

We may be able to be duplicate these in a franchise-type manner, so that HSVI can create EBU's (Entrepreneurial Business Units) in several other cities or communities. Any acquisition target must be in the "home service" field and provide a product or service to a home-owner.

Results of Operations

Year ended December 31,  2002 vs. December 31, 2001
---------------------------------------------------

Revenue for the year ended December 31, 2002 was $71,266 compared to $1,093,590 for the year ended December 31, 2001. All of the 2002 revenue was generated from the 1-866-UNIONET service compared with substantially all revenue in 2001 being generated from the La Jolla installation contract. The Company ceased generating revenue in September 2002.

General and administrative expenses for the year ended December 31, 2002 increased by $309,338 or 100% from $933,027 for the year ended December 31, 2001 to $1,242,365. The increase is principally due increased consulting expenses as the Company explored moving into other businesses. The Company accrued approximately $100,00 relative to costs associated with exiting its existing business lines. The Company also incurred higher professional fees as a result of winding down its business lines and seeking new business ventures.

Interest expense for the year ended December 31, 2002 increased by $51,980 from $39,755 for the year ended December 31, 1999 to $91,735. The increase is due primarily to the amortization of $59,000 of the discount on notes payable.

Year ended December 31, 2001 compared to December 31, 2000
----------------------------------------------------------

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

General and administrative expenses for the year ended December 31, 2001 increased by $237,188 or 34% from $695,839 for the year ended December 31, 2000 to $933,027. The increase is due primarily to the increased staffing in the year ended December 31, 2001 such as the hiring of a chief technology officer and other increased personnel costs associated with pursuing additional contracts for the integrated community segment and marketing personnel and travel costs associated with the private networking segment. Also, the Company incurred advertising expenses of $14,462 in the year ended December 31, 2001.

Liquidity and capital resources

The Company has incurred additional deficits in cash flow from operating activities. The Company has begun the process of a preferred share offering to raise capital for mortgage and construction loan financing for its intended new business line. The Company is attempting to negotiate settlements with its creditors for obligations incurred in its former operations. The Company believes that these creditors will settle a majority of these obligations in exchange for shares of its common stock. The Company believes that creditors with obligations totaling approximately $250,000 of the $506,735 in notes payable outstanding at December 31, 2002 have agreed in concept to accept the Company's offer. The Company must address accrued payroll and payroll tax liabilities and trade payable obligations to successfully restructure the Company's obligations. There can be no assurances that the Company will be successful in doing so.

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

Off  balance  sheet  arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the year ended December 31, 2002, the Company did not engage in any off balance sheet transactions.

Item 7.  Financial Statements



                HOME SERVICES INTERNATIONAL, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS


                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                TABLE OF CONTENTS


                                                                        PAGE (S)

INDEPENDENT AUDITORS' REPORT                                                   9

CONSOLIDATED BALANCE SHEETS                                                   10

CONSOLIDATED STATEMENTS OF OPERATIONS                                         11

CONSOLIDATED STATEMENTS OF CASH FLOWS                                         12

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY                            13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 14-27

                        INDEPENDENT ACCOUNTANTS' REPORT




To the Stockholders and Board of Directors of Home Services International, Inc.:

We have audited the accompanying consolidated balance sheet of Home Services International, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of Home Services International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Services International as of December 31, 2002, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting standards generally accepted in the United States of America.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and had a net working capital deficiency of $1,134,199 at December 31, 2002. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



/s/  EPSTEIN, WEBER & CONOVER, PLC
----------------------------------
     Scottsdale, Arizona
     April 23, 2003

                        HOME SERVICES INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                             As of December 31, 2002

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash and equivalents                                             $      1,266
                                                             -------------------
      Total current assets                                                 1,266
                                                             -------------------

PROPERTY & EQUIPMENT
   Computers & Equipment
      (net of accumulated depreciation of $9,510)                          7,875
                                                             -------------------

OTHER ASSETS                                                              14,111
                                                             -------------------

         Total assets                                               $     23,252
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                 $    492,541
   Interest payable                                                       26,105
   Accrued liabilities                                                    82,621
   Due to shareholder                                                     27,463
   Notes payable                                                         506,735
                                                             -------------------
      Total current liabilities                                        1,135,465
                                                             -------------------

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, 75,000,000
     shares authorized, 285,637 shares
     issued and outstanding                                                  286
   Additional paid-in capital                                          1,251,961
   Accumulated deficit                                                (2,364,460)
                                                             -------------------
      Total stockholders' deficit                                     (1,112,213)
                                                             -------------------
         Total liabilities and stockholders' deficit                $     23,252
                                                             ===================

                 See accompanying notes to financial statements.

                        HOME SERVICES INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------
                 For the years ended December 31, 2002 and 2001

                                                      2002               2001
NET SALES                                        $          -       $          -

COST OF REVENUE                                             -                  -

                                            -----------------  -----------------
   GROSS PROFIT                                             -                  -
                                            -----------------  -----------------

GENERAL AND ADMINISTRATIVE EXPENSES                    75,365            164,231

                                            -----------------  -----------------
   LOSS FROM OPERATIONS                               (75,365)          (164,231)
                                            -----------------  -----------------

INTEREST EXPENSE                                       91,735             39,755

                                            -----------------  -----------------
   LOSS BEFORE DISCONTINUED OPERATIONS
      AND INCOME TAXES                               (167,100)          (203,986)
                                            -----------------  -----------------

INCOME TAX PROVISION                                        -                  -
                                            -----------------  -----------------

   LOSS FROM CONTINUING OPERATIONS                   (167,100)          (203,986)
                                            -----------------  -----------------

LOSS FROM DISCONTINUED OPERATIONS:
   Loss from operations of discontinued
      segment, no income tax effect                (1,032,864)          (137,848)
   Loss on abandonment of discontinued
      segement, no income tax effect                  (38,297)
                                            -----------------  -----------------
      Total discontinued operations                (1,071,161)          (137,848)
                                            -----------------  -----------------

NET LOSS                                         $ (1,238,261)      $   (341,834)
                                            =================  =================

BASIC NET LOSS PER COMMON SHARE
   Continuing operations                         $      (0.74)      $      (1.00)
   Discontinued operations                              (4.74)             (0.68)
                                            -----------------  -----------------
                                                 $      (5.48)      $      (1.68)
                                            =================  =================

DILUTED NET LOSS PER COMMON SHARE
   Continuing operations                         $      (0.74)      $      (1.00)
   Discontinued operations                              (4.74)             (0.68)
                                            -----------------  -----------------
                                                 $      (5.48)      $      (1.68)
                                            =================  =================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING         225,924            202,976
                                            =================  =================

                See accompanying notes to financial statements.

                        HOME SERVICES INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                        For the years ended December 31,

                                                                         2002                    2001
OPERATING ACTIVITIES:
 Net loss                                                           $ (1,238,261)           $   (341,834)
   Adjustments to reconcile net loss to cash used
     by operating activities:
     Loss from discontinued operations                                 1,130,161                 137,848
     Depreciation and amortization                                         6,252                   4,090
     Issuance of common stock for services performed                     195,750                       -
     Amortization of debt discount                                        59,000                  29,500
     Note payable issued for services rendered                                                    82,021
     Changes in assets and liabilities:
        (Increase) Decrease in other assets                                   96                 (14,207)
        (Increase) Decrease in due to shareholder                         54,855                (159,815)
        Increase in interest payable                                      35,648                   5,922
        Increase in accounts payable and accrued liabilities             216,237                  44,263
                                                            --------------------    --------------------
        Cash provided from (used) by continuing operations               459,738                (212,212)
        Cash used in discontinued operations                            (686,328)               (153,677)
                                                            --------------------    --------------------
                Net cash (used) by operating activities                 (226,590)               (365,889)
                                                            --------------------    --------------------

INVESTING ACTIVITIES:
   Purchase of computer equipment and furniture                           (2,000)                (50,324)
                                                            --------------------    --------------------
                Net cash (used) by investing activities                   (2,000)                (50,324)
                                                            --------------------    --------------------

FINANCING ACTIVITIES:
   Proceeds from notes payable                                           238,577                 384,500
   Issuance of common stock for cash                                      31,937                 140,000
   Principal payments on notes payable                                   (54,502)                (95,900)
                                                            --------------------    --------------------
                Net cash provided by financing activities                216,012                 428,600
                                                            --------------------    --------------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                             (12,578)                 12,387
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                 13,844                   1,457
                                                            --------------------    --------------------
CASH AND EQUIVALENTS, END OF PERIOD                                 $      1,266            $     13,844
                                                            ====================    ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                      $          -            $      3,667

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock for services                            $    195,750            $          -
   Issuance of common stock for debt conversion                     $    173,996            $      5,000
   Issuance of common stock for accounts payable conversion         $    145,317            $          -
   Acquisition of equipment under a capital lease                                           $     21,012
   Notes payable issued for services rendered                                               $     82,021

                 See accompanying notes to financial statements.

                           HOME SERVICES INTERNATIONAL

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       -----------------------------------

                                                                                     Additional
                                                            Common Stock              Paid-in         Accumulated
                                                        Shares         Amount         Capital           Deficit             Total
                                                 --------------  ------------  ---------------  -----------------  -----------------
BALANCE, DECEMBER 31, 2000                             199,512         $ 200        $ 471,546         $ (784,365)        $ (312,619)

   Common Stock Issued for Cash                          6,459             6          139,994                               140,000

   Conversion of Debt to Common Stock                      231             0            5,000                                 5,000

   Value of Warrants Issued with Debt                                                  88,500                                88,500

   Net Loss                                                                                             (341,834)          (341,834)

                                                 --------------  ------------  ---------------  -----------------  -----------------
BALANCE, DECEMBER 31, 2001                             206,202           206          705,040         (1,126,199)          (420,953)

   Common Stock Issued for Cash                          1,473             1           31,936                                31,937

   Conversion of Debt to Common Stock                   29,013            29          173,967                               173,996

   Common Stock Issued for Services                     26,125            26          195,724                               195,750

   Conversion of Accounts Payable for Common Stock      22,824            23          145,294                               145,317

   Net Loss                                                                                           (1,238,261)        (1,238,261)

                                                 --------------  ------------  ---------------  -----------------  -----------------
BALANCE, DECEMBER 31, 2002                             285,637         $ 286       $1,251,961        $(2,364,460)       $(1,112,213)
                                                 ==============  ============  ===============  =================  =================

                 See accompanying notes to financial statements.

                        HOME SERVICES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001






NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIGICANT ACCOUNTING POLICIES

Background and Nature of Business

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

The Company determined in December 2002 to abandon its only operating business segment which involved a technology that provides private electronic networks for labor unions and integrated communities, both of which include subscribers of the unions and communities. The Company also abandoned its 1-866-Unionet network. These business components have been presented as discontinued operations for the years ended December 31, 2002 and 2001.

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As reflected in the accompanying consolidated financial statements, the Company has had recurring losses and negative cash flows from operations, and negative working capital. The Company has abandoned it's only operating business segment and is attempting to raise capital seek acquisition targets and commence operations in a new business segment. There are no assurances that the Company will be successful in any of these endeavors. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

Discontinued Operations

The Company discontinued its operations of electronic networks for labor unions and integrated communities on December 1, 2002. The Company intends to enter into new businesses through acquisitions.

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

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable, notes payable and accrued liabilities, as applicable, approximates fair value due to the short term nature of these items.


Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at December 31, 2002.

Revenue

Revenue had primarily consisted of consulting fees received in connection with providing technical support for the implementation of the Company's technology in an integrated community in La Jolla, California. The Company generated revenue in the year ended December 31, 2001 under a contract to install the hardware for the integrated community in La Jolla. It was the only contract for the Company during the year ended December 31, 2001, and the contract s completed during the year. Revenue under this contract was recognized on the percentage-of-completion method measured by the portion of the total contract or job cost expended to date to the estimated total cost to complete. Contract costs include all direct labor, materials, subcontract costs and indirect costs such as supplies, equipment and repair costs. Selling, general and administrative costs are charged to expense as incurred.

The Company also generated revenue from its 1-866-Unionet private network. Revenue was recognized through customer subscription of pager use. The Company recognized revenue monthly in the period in which the service was provided.

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded, using enacted tax rates expected to apply, to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2001, the Company had 10,669 stock options and warrants outstanding that would affect loss per share if they were to be dilutive. As of December 31, 2002, there were no stock options and 7,497 warrants outstanding.

Stock Based Compensation

In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation," became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model.

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the date of grant.

For non-employee stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the year ended December 31, 2002.


Recently Issued Accounting Pronouncements

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Standard requires costs associated with exit or disposal activities to be recognized when the are incurred. The requirements of SFAS No. 146 apply prospectively after December 31, 2002, and as such, the Company cannot reasonably estimate the impact of adopting these new rules.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company borrows funds from officers and stockholders from time to time. Also, amounts due to officers include unpaid salaries for the Company's two officers and Company related expenses paid by the Company's CEO.

Due to/from officer represents advances/repayments to/from the Company's CEO, and expenses paid by the Company on behalf of the CEO.

During the year ended December 31, 2002, the Company paid a salary to its CEO of $40,864. The CEO waived the remaining unpaid portion of his $180,000 annual salary. In addition, in 2002, the CEO advanced $87,300 as notes payable to the Company and was repaid $4,200. In the year ended December 31, 2002, the CEO received 15,744 shares of common stock as repayment of $81,900 in notes payable. The CEO paid expenses on behalf of the Company of $50,182.

In addition the Company paid automobile expenses of $4,546 and $7,300 on behalf of the CEO in the years ended December 31, 2002 and 2001 respectively.

At December 31,  2002,  the  Company's  balance due to the  Company's  CEO was $
27,463

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

During the year ended December 31, 2001, the Company borrowed $200,000 from minority stockholders. See Note 3.


NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 2002 comprise the following:

Notes payable - stockholders at December 31, 2002 represent loans made by minority  stockholders.  The notes bear interest at 0% to
8% per annum and are due from January  2003 and on demand.  Notes are  collateralized  by  substantially  all of the  assets of the
Company                                                                 $250,000

Notes payable to  individuals,  interest at 8% per annum,  due on
demand, and unsecured.                                                  $256,735

Total notes payable                                                     $506,735


The Company granted warrants in connection with the debt financing raised in the year ended December 31, 2001. There were 5,190 warrants issued to purchase the

Company's common stock at $28.90 per share. The Company determined the fair value of the warrants to be $17.05 per share using the minimum value method of estimating the fair value of the warrants. A total discount of $88,500 was recorded on debt with a face value of $150,000. The discount was amortized over the 18-month term of the notes. At December 31, 2002, the amount was fully amortized and charged to interest expense

NOTE 4 - STOCKHOLDERS' DEFICIENCY

Subsequent to December 31, 2002, the Company declared a 1 for 28.9 reverse stock split. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.

During the year ended December 31, 2002, the Company placed 867,225 shares of its common stock in an escrow account. These shares are contingently issuable as they are to be issued to creditors as part of a plan to negotiate Company obligations through an intermediary. The Company is attempting to settle obligations by negotiating with creditors to take Company common stock as payment for the obligations. As of December 31, 2002, the Company had not issued any of these shares to creditors.

During the year ended December 31, 2002, the Company issued 1,473 shares of its common stock for cash at $21.68 per share.

Also during the year ended December 31, 2002, the Company converted debt and trade accounts payable of $319,313 for 51,837 shares of its common stock.

During the year ended December 31, 2001, the Company issued 6,459 shares of its common stock for cash at $21.68 per share. In connection with these transactions, the Company granted 2,307 warrants to purchase the Company's stock at $21.68 per share. The warrants expire five years from the date of issuance. Also, 5,190 warrants were issued at $28.90 per share in connection with debt (See Note 3). The value of the warrants of $88,500 is reflected in additional paid-in capital. The warrants expire five years from issuance.

The Company issues its common stock from time to time to compensate employees and consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant. During the year ended December 31, 2002, the Company issued 26,125 shares of its common stock valued at $195,750.


NOTE 5 - FURNITURE AND EQUIPMENT

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 years. Depreciation expense for the year ended December 31, 2002 was $16,252.

Property and equipment consisted of the following at December 31, 2002:


Office and computer equipment              $   17,385

Less accumulated depreciation                 ( 9,510)
                                           ----------
Furniture and equipment, net               $    7,875
                                           ==========

NOTE 6 - STOCK OPTIONS

On May 1, 2000 the Company reserved for issuance an aggregate of 34,602 shares of common stock under its stock option plan.

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2001:


Net loss
As reported                                        $  (341,834)
Pro forma                                          $  (350,603)

Basic and diluted loss per common share
As reported                                        $     (1.68)
Pro forma                                          $     (1.72)

There were no stock options granted nor was there any pro forma effect of the vesting of options granted in previous periods in the year ended December 31, 2002.

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees is estimated using the Black-Scholes option-pricing model. The fair value is computed as of the date of grant using the following assumptions for grants in 2000: (i) dividend yield of 0%, (ii) expected volatility of 0%, (iii) weighed-average risk-free interest rate of approximately 6.2%, and (iv) expected life of 5 years. This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

The following table summarizes the options outstanding:

                                                   Weighted-
                                          Stock     Average
                                         Option    Exercise
                                          Plan       Price
                                      ----------- -----------
   Balance, December 31, 2000             6,055     $     0.25

   Granted in 2001                        - 0 -           n/a

   Balance, December 31, 2001             6,055     $     0.25

   Forfeited                             (6,055)    $     0.25

   Outstanding, December 31, 2002         - 0 -            n/a
                                       =======================

There were 27,682 options available for future grant at December 31, 2002 under the Company's stock option plan.

The weighted average remaining contractual life of options outstanding issued under the stock option plan is 3.33 years at December 31, 2001. No compensation expense was recognized as a result of the issuance of stock options during the years ended December 31, 2002 or 2001.


NOTE 7 -INCOME TAXES -

The components of the provision for income taxes for years ended December 31, 2002 and 2001 are as follows:

                                                2002               2001
                                                ----               ----
     Current tax provision (benefit)       $  (485,722)       $  (142,556)
     Deferred tax provision (benefit)          485,722            142,556

     Total income tax provision (benefit)  $     - 0 -        $     - 0 -
                                            ==========        ===========

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                             2002                    2001
                                             ----                    ----
     Federal statutory rates          $ (421,009)  (34)%     $ (116,224)  (34)%
     State income taxes                  (74,296)   (6)%        (20,510)   (6)%
     Valuation allowance for
       operating loss carryforwards      493,046     40%        146,250     43%
     Other                                 2,258      -%         (9,516)   (3)%
                                     ----------------------------------------
       Effective rate                 $    (-0-)  (-0-)%     $    (-0-)  (-0-)%
                                    =========================================

At December 31, 2002, the Company had net operating loss carry forwards of approximately $2,213,000 that expire from 2013 to 2022. Substantially all of the deferred income tax asset of $898,000 relates to income tax benefits from net operating loss carry forwards. Because of the current uncertainty of realizing the benefits of the tax carry forward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 are as follows:

         Contributions carryforwards                                  $   6,744
         Differences in book/tax bases of accrued compensation            6,000
         Net operating loss carryforwards                               885,460
                                                                      ---------
                      Deferred income tax asset                         898,204
                  Less:  valuation allowance                           (896,204)
                                                                      ---------
         Total deferred income tax asset                                  2,000

         Deferred income tax liability related to
           book/tax differences in bases of property and equipment     (  2,000)
                                                                      ---------
                  Net deferred income tax asset                        $    -0-
                                                                      =========

The Company's valuation allowance increased by approximately $493,000 and $146,000 during the years ended December 31, 2002 and 2001, respectively.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office under a non-cancelable operating lease. Total rent expense for the years ended December 31, 2002 and 2001 was $58,000 and $26,015, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Year ending December 31,
2003                                   $    50,604
2004                                        16,992
                                       -----------
                                       $    67,596
                                       ===========

The Company is involved in pending litigation with two parties The first involves a claim of $10,000 for non-payment for services. The other is a claim of $61,000 for alleged breach of contract. The Company has accrued $64,500 related to these matters at December 31, 2002. However, the Company believes that it has agreed to a settlement on one such matter and it intends to defend and has filed counter claims on the other.

The Company has accrued $36,800 related to the abandoned office lease. The former landlord has filed a claim against the Company. However, the Company believes that it will be successful in settling this obligation for an amount less that what is accrued.

NOTE 9 - CAPITAL LEASE

The Company leases certain office equipment under a capital lease. This equipment was repossessed for non payment in the year ended December 31, 2002. At that time, all payments were accelerated and certain interest and financing charges were added to the amount due in accordance with the lease agreement. The total amount due at December 31, 2002 under this agreement is $42,770. The Company recognized a loss on this event of $26,660 and is attempting to negotiate a settlement with the lessor.

NOTE 10 - BUSINESS SEGMENTS

The Company operated in one business segment, private electronic networks for labor unions. The Company started its operations in the private electronic networks in the year ended December 31, 2001. Substantially all the operating revenue for the years ended December 31, 2002 and 2001 related to the electronic network for labor unions segment. The Company ceased operating in this segment in December 2002.

NOTE 12 - DISCONTINUED OPERATIONS

In the year ended December 31, 2002, the Company determined that it would abandon its operations electronic network for labor unions segment. At December 31, 2002, the Company had no operating segments.

   ------------------ ----------------- ------------- ------------------ --------------- ---------------
                                          Remaining                        Revenues for    Revenues for
                                           Assets         Remaining      the year ended   the year ended
                                        at December      Liabilities        December        December
      Segment           Method of        31, 2002      at December 31,       31, 2002        31, 2002
    Identification      Disposal                             2002
   ------------------ ----------------- ------------- ------------------ --------------- ---------------

   ------------------ ----------------- ------------- ------------------ --------------- ---------------
    Electronic
    network for        Abandonment           NONE          $ 534,193            $ 71,266     $ 5,207
    labor unions
   ------------------ ----------------- ------------- ------------------ --------------- ---------------

The Company recognized a total loss on the abandonment of assets, primarily office equipment, of $38,297. There are certain liabilities related to the abandonment of the office lease and equipment lease that have been accelerated to recognize the obligations under those agreements as of December 31, 2002. The effect of accelerating these liabilities resulted in accruing an additional $36,800 for the office lease and recognizing a loss of $26,660 on the equipment lease. The Company also has accrued payroll and payroll taxes of approximately $52,000 at December 31, 2002.


NOTE 12- LOSS PER SHARE

Outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2002 and 2001 because the effect of their inclusion would be antidilutive.

                                                   2002                           2001
                                                             Per                             Per
                                         Loss     Shares   share        Loss     Shares    share
   Net (Loss)                     $(1,238,261)                     $(341,834)
   Discontinued operations          1,071,161                        137,848
                                  -----------                    -----------
   Continuing operations             (167,100)                      (203,986)
                                  -----------                    -----------
   Basic Loss Per Share

   Loss available to common
   stockholders                   $  (167,100)   225,924  $(0.74)  $(203,986)   202,976   $(1.00)

   Effect of dilutive securities        N/A                            N/A

   Diluted Loss Per Share                                 $(0.74)                         $(1.00)


Warrants and options to purchase 7,497 and 10,669 shares of common stock were outstanding and excluded from the loss per share calculation at December 31, 2002 and 2001 respectively.

NOTE 12 - SUBSEQUENT EVENTS

The Company declared a 1 for 28.9 reverse stock split subsequent to December 31, 2002.

Subsequent to December 31, 2002, the Company has entered into negotiations with several operating business to merge with the Company. However, the Company has not yet consummated a merger or acquisition.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

In July 2002 the Board of Directors approved a change of accountants from Stonefield Josephson to Epstein Weber and Conover.



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


Robert E. Lee, Director, has more than fifteen years of experience in technology integration, product development and engineering management. By leading R&D organizations in the design & development of business-oriented products that utilize advanced communication, custom electronic design & packaging and sophisticated software components, Mr. Lee has pioneered many leading-edge interactive delivery technologies. Credited in bringing to market the world's first videoconferencing kiosk, the formulation of Aegis Technologies award-winning OEM interactive video kiosk product line, and the development of an Internet-based interactive video call software utility. Additionally, Mr. Lee has directed the development of an interactive apartment network incorporating sleek interactive kiosks, multi-function set-top boxes and advanced network infrastructure, and has authored several technology patents. Currently, Mr. Lee does not spend his full time working for the Company.


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


Item 10.  Executive Compensation

The following table sets forth the annual compensation paid to our executive officers for the three fiscal years ended December 31, 2002.

                                                              Other          Long-term
  Name and                                                   Annual         Compensation
Principal Position         Year     Salary ($)  Bonus ($)   Compensation      Awards ($)
----------------------------------------------------------------------------------------
Jay Budd                   2002      30,000         -          15,410            -
Chairman of the            2001     186,557         -          66,500            -
Board and CEO              2000     180,000         -             -              -

(1) Mr. Budd's stated salary for 2002 was $180,000. Mr. Budd has agreed to waive all unpaid salary for the year ended December 31, 2002.

ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS OF THE COMPANY

During the year ended December 31, 2002, the Board of Directors met two (2) times and held one (1) meeting via unanimous consent in lieu of a special meeting. A majority of the directors was present at each meeting, all constituting a quorum. In addition to regularly scheduled meetings, a number of Directors were involved in numerous informal discussions with management, offering advice and suggestions on a broad range of corporate matters.


Item 11. Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2002 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) the our executive officers and directors as a group.

Name and Address of                   Number of Shares             Percent
 Beneficial Owner                    Beneficially Owned (1)       of Class (2)
-----------------------              ----------------------       ------------
Jay Budd                                      117,647 (3)              41.19%
8283 North Hayden Road
Suite 250
Scottsdale, AZ  85258

Robert Lee                                          -                  -
8283 North Hayden Road
Suite 250
Scottsdale, AZ  85258

All directors and officers                    117,647                  41.19%
as a group  (1 person)

--------------


(1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2) The following percentages are based upon 285,637 shares of common stock issued and outstanding at December 31, 2002. The number of shares has been retroactively adjusted for the 1 for 28.9 reverse stock split that occurred in January of 2003.
(3) Included 3,000,000 owned by the Budd Family Limited Partnership which Mr. Budd claims beneficial ownership.

Item 12.  Certain Relationships and Related Transactions

The CEO advanced $87,300 as notes payable to the Company and was repaid $4,200. In the year ended December 31, 2002, the CEO received 15,744 shares of common stock as repayment of $81,900 in notes payable. The CEO paid expenses on behalf of the Company of $50,182.

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

Item 13.  Exhibits and Reports on Form 8-K

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit         Description
3.1.1           Articles of Incorporation (1)
3.1.2           Amended Articles of Incorporation (1)
3.2             Bylaws (1)
10.1            Lock-up agreement with Hagit Bernstein (1)
10.2            Lock-up agreement with Raphi Shram (1)
10.3            Lock-up agreement with Naomi Shram (1)
10.4            Stock Purchase Agreement and Plan of Reorganization (2)
21.1            Subsidiaries of Registrant (F)
99.1            Certification

(1) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form 10SB dated March 1, 2000.
(2) Incorporated by reference to the Exhibits to the Current Report filed by the Registrant on Form 8-K/A dated December 11, 2000.
F    Filed herewith

Reports filed on Form 8-K

On July 19th, 2002 the company filed an 8-K announcing the change of accountants from Stonefield Josephson to Epstein Weber and Conover.

On September 23rd 2002, the company filed an 8-K announcing the issue of stock for debt.

On September 27th 2002 the company filed an 8-K announcing it's change in address .

On December 16th and 17th respectively, the company filed and 8-K and an 8-K/A announcing a share for debt issuance to 73 companies, and an updated number of issued and outstanding shares. The number of outstanding shares was corrected in the amended filing.

Item  14  -  Controls  and  Procedures
--------------------------------------

     As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

     The Company has confidence in its internal controls and procedures and has expanded its efforts to develop and improve its controls. Nevertheless, the Company's management, including the Chief Executive Officer, does not expect that the Company's disclosure procedures and controls, or its internal controls, will necessarily prevent all error or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that the Company is subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control issues or instances of fraud, if any, within the Company be detected.

 Exhibit 99.1                     CERTIFICATION
                                  -------------

     I, Jay Budd, Chief Executive Officer and President, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Home Services International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     April 28, 2003.


/s/ Jay Budd
-------------------
Jay Budd, Chairman, President and
Chief Executive Officer

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


               Signature             Title                              Date

      /s/ JAY BUDD
-----------------------------
          Jay Budd           Chairman of the Board and CEO       August 13, 2001


      /s/ KEVIN PICKARD
-----------------------------
          Kevin Pickard      CFO and Director                    August 13, 2001


      /s/ ROBERT LEE
-----------------------------
          Robert Lee         CTO and Director                    August 13, 2001


      /s/ DANIEL SIMONETTI
-----------------------------
          Daniel Simonetti   Director                            August 13, 2001


      /s/ NICHOLAS BARTZ
-----------------------------
          Nicholas Bartz     Director                            August 13, 2001

                                  EXHIBIT 21.1

                           SUBSIDIARIES OF REGISTRANT


         Registrant:
                  Tel-Voice Communications, Inc.

         Subsidiaries:
                  Smartdotcom, Inc.