Form 10KSB/A
period 2002-12-31
HOME SERVICES INC
filed 2003-04-30
CIK 1108064

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

Interest expense for the year ended December 31, 2002 increased by $51,980 from $39,755 for the year ended December 31, 2001 to $91,735. The increase is due primarily to the amortization of $59,000 of the discount on notes payable.

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

Item 13.  Exhibits and Reports on Form 8-K

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit         Description
3.1.1           Articles of Incorporation (1)
3.1.2           Amended Articles of Incorporation (1)
3.2             Bylaws (1)
10.1            Lock-up agreement with Hagit Bernstein (1)
10.2            Lock-up agreement with Raphi Shram (1)
10.3            Lock-up agreement with Naomi Shram (1)
10.4            Stock Purchase Agreement and Plan of Reorganization (2)
99.1            Certification

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


               Signature             Title                              Date

      /s/ JAY BUDD
-----------------------------
          Jay Budd           Chairman of the Board and CEO      April 28, 2003



      /s/ ROBERT LEE
-----------------------------
          Robert Lee         CTO and Director                   April 28, 2003