Form 10QSB
period 2003-03-31
HOME SERVICES INTERNATIONAL INC
filed 2003-05-13
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _______________ to _________________

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

      7373 E. DOUBLE TREE RANCH ROAD, SUITE 200, SCOTTSDALE, ARIZONA 85258
               (Address of principal executive offices) (Zip Code)

                                  866-864-6638
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     The number of shares outstanding of the registrant's common equity as of March 31, 2003 was 1,439,424 shares of common stock, par value $.001.


    Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No


                                      None

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

--------------------------------------------------------------------------------
                        HOME SERVICES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                            INDEX TO THE FORM 10-QSB
                    FOR THE THREE-MONTHS ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION..................................................3

Item 1. Financial Statements...................................................3

Balance Sheet as of March 31, 2003 (unaudited) ................................3

Statements of Operations for the theree-months ended
   March 31, 2003 and 2002 (unaudited).........................................4

Statements of Cash Flows for the three-months ended
   March 31, 2003 and 2002 (unaudited).........................................5

Notes to the Financial Statements..............................................6

Item 2. Management's Discussion and Analysis and Plan of Operation............11

Item 3. Controls and Procedures...............................................13

PART II. OTHER INFORMATION....................................................14

Item 2. Changes in Securities.................................................14

Item 3. Defaults Upon Series Securities.......................................14

Item 6: Exhibits and Reports on Form 8-K......................................14

SIGNATURES....................................................................15

CERTIFICATIONS................................................................16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                           HOME SERVICES INTERNATIONAL

                                  BALANCE SHEET
                                  -------------
                              As of March 31, 2003
                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS                       ------
      Cash and equivalents                                   $                -
                                                            -------------------
            Total current assets                                              -
                                                            -------------------

PROPERTY & EQUIPMENT
      Computers & Equipment
            (net of accumulated depreciation of $10,792)                  6,593
                                                            -------------------

OTHER ASSETS                                                             14,111
                                                            -------------------

                  Total assets                               $           20,704
                                                            ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
      Accounts payable                                       $          376,041
      Interest payable                                                   30,545
      Accrued liabilities                                                82,621
      Due to shareholder                                                 45,463
      Notes payable                                                     506,735
                                                            -------------------
            Total current liabilities                                 1,041,405
                                                            -------------------

STOCKHOLDERS' DEFICIT
      Common stock, $.001 par value, 75,000,000
         shares authorized, 1,439,424 shares
         issued and outstanding                                           1,439
      Preferred stock, $0.001 par value, 250,000 shares
         issued and outstanding                                             250
      Additional paid-in capital                                      1,538,058
      Accumulated deficit                                            (2,560,448)
                                                            -------------------
            Total stockholders' deficit                              (1,020,701)
                                                            -------------------
                  Total liabilities and stockholders' deficit          $ 20,704
                                                            ===================

            See accompanying notes to unaudited financial statements.

                           HOME SERVICES INTERNATIONAL
                                   (UNAUDITED)
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                    Quarter ended March 31,
                                                   2003               2002
                                            ----------------- -----------------

NET SALES                                     $             -   $             -

COST OF SALES                                               -                 -
                                            ----------------- -----------------
      GROSS PROFIT                                          -                 -
                                            ----------------- -----------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          191,548             5,048
                                            ----------------- -----------------
     LOSS FROM OPERATIONS                            (191,548)           (5,048)
                                            ----------------- -----------------
     INTEREST EXPENSE                                   4,440            28,528
                                            ----------------- -----------------
LOSS BEFORE DISCONTINUED OPERATIONS
     AND INCOME TAXES                                (195,988)          (33,576)
                                            ----------------- -----------------
LOSS BEFORE INCOME TAXES
                                            ----------------- -----------------
LOSS FROM CONTINUING OPERATIONS                      (195,988)          (33,576)
                                            ----------------- -----------------
LOSS FROM DISCONTINUED OPERATIONS:
      Loss from operations of discontinued
        segment, no income tax effect                       -          (171,200)

                                            ----------------- -----------------
NET LOSS                                      $      (195,988)  $      (204,776)
                                            ================= =================
BASIC NET LOSS PER COMMON SHARE
     Continuing operations                    $         (0.33)  $         (0.16)
     Discontinued operations                  $             -   $         (0.83)
                                            ----------------- -----------------
                                              $         (0.33)  $         (0.99)
                                            ================= =================

DILUTED NET LOSS PER COMMON SHARE
     Continuing operations                    $         (0.33)  $         (0.16)
     Discontinued operations                  $             -   $         (0.83)
                                            ----------------- -----------------
                                              $         (0.33)  $         (0.99)
                                            ================= =================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING         596,740           206,202
                                            ================= =================

            See accompanying notes to unaudited financial statements.

                        HOME SERVICES INTERNATIONAL, INC.
                                   (UNAUDITED)
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                  For the Period Ended March 31,
                                                                     2003               2002
                                                              ----------------- -----------------
 OPERATING ACTIVITIES:

   Net loss                                                     $      (195,988)  $      (204,776)
     Adjustments to reconcile net loss to cash used
        by operating activities:
          Loss from discontinued operations                                               171,200
          Depreciation and amortization                                   1,282             5,048
          Loss on disposal of assets
          Issuance of common stock for services performed                87,500                 -
          Amortization of debt discount                                       -            14,750
          Changes in assets and liabilities:
           (Increase) Decrease in due to shareholder
            Increase in interest payable                                  4,440            11,371
            Increase in accounts payable and accrued liabilities         83,500
                                                              ----------------- -----------------
            Cash (used) by operating activities                         (19,266)           (2,407)

            Cash (used) in discontinued operations                                        (60,182)
                                                              ----------------- -----------------
                   Net cash (used) by operating activities              (19,266)          (62,589)
                                                              ----------------- -----------------


 FINANCING ACTIVITIES:
     Proceeds from notes payable                                              -            58,742
     Issuance of common stock for cash                                        -                 -
     Proceeds from due to officers                                       18,000
     Payments to officers                                                     -            (7,958)
                                                              ----------------- -----------------
                   Net cash provided by financing activities
                                                                         18,000            50,784
                                                              ----------------- -----------------

 CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                            (1,266)          (11,805)
 CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                1,266            13,844
                                                              ----------------- -----------------
 CASH AND EQUIVALENTS, END OF PERIOD                            $             -   $         2,039
                                                              =================  ================

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                              $             -   $         4,333

 NONCASH INVESTING AND FINANCING ACTIVITIES:

     Issuance of common stock for services                      $        70,000   $             -
                                                             ==================  ================
     Issuance of common stock as payment on accrued liabilities $       200,000   $             -
                                                             ==================  ================
     Issuance of preferred stock for services                   $        17,500   $             -
                                                             ==================  ================

                 See accompanying notes to financial statements.

HOME SERVICES INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

The Company determined in December 2002 to abandon its only operating business segment which involved a technology that provides private electronic networks for labor unions and integrated communities, both of which include subscribers of the unions and communities. The Company also abandoned its 1-866-Unionet network. These business components have been presented as discontinued operations for the period ended March 31, 2002.

Basis of Presentation
---------------------

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


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Home Services International and its wholly owned subsidiary, SDC. All intercom any accounts and transactions have been eliminated.


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

Fair Value of Financial Instruments
-----------------------------------

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

Concentration of Credit Risk
----------------------------

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at March 31, 2003.

Revenue
-------

There was no revenue generated in the quarter ended March 31, 2003.

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

Earnings Per Share
------------------

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2003, there were no stock options and 7,497 warrants outstanding. The Company declared a 1 for 28.9 reverse stock split. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.

Stock Based Compensation
------------------------

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

Advertising
-----------

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarter ended March 31, 2003.

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


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company borrows funds from an officer and stockholder from time to time. Also, amounts due to/from this officer include unpaid salaries for the Company's CEO and Company related expenses paid by the Company's CEO. The Company's CEO has waived any salary for the three months ended March 31, 2003.

Due to/from officer represents salary accrual/payments for the Company's CEO, advances/repayments to/from the Company's CEO and expenses paid by the Company's on behalf of the CEO.

During the three month period ended March 31, 2003, the Company received a loan from a significant shareholder of $18,000 to cover operating expenses and certain accounts payable.

NOTE 4 - NOTES PAYABLE AND CAPITAL LEASE

The Company has made no payments on its notes payable in the three month period ended March 31, 2003. There were no additional notes payable incurred in the quarter ended March 31, 2003. All existing notes payable are due within the next twelve months.


NOTE 5 - BUSINESS SEGMENTS

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

NOTE 6 - DISCONTINUED OPERATIONS

In the year ended December 31, 2002, the Company determined that it would abandon its operations electronic network for labor unions segment. At December 31, 2002, the Company had no operating segments. The Company generated revenues in this segment of $57,037 during the three month period ended March 31, 2002.

NOTE 7 - PREFERRED STOCK

The Company issued 250,000 shares of its Series A Preferred stock during the three month period ended March 31, 2003. The Preferred Series A stock is convertible to common stock at rate of one for one. The Preferred Series A stock accrues a cumulative dividend at 10% per year.

NOTE 8 - STOCKHOLDERS' DEFICIENCY

The Company declared a 1 for 28.9 reverse stock split. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.


Item 2. Management's Discussion and Analysis and Plan of Operation.

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

In December of 2002, the Company determined that its business plan of becoming an all-inclusive telecom, messaging and communications provider would not be successful. We therefore have wound down those operations and are now searching for new business ventures. We have incurred net losses of $2,560,448 since inception.

In December of 2002, TVCM reorganized, to become a "home services provider" to attract investors and customers. The Company intends to become a provider of services to home buyers. Our services will include design, construction management and financing for individuals building their own custom home. We intend to raise capital in order to broker and originate residential mortgage loans.

The Company issued "stock-for-debt" and rolled back the share issuance outstanding 28.9 to 1. Tel-Voice Communications, Inc., now known as Home Services International Inc., is postured to grow and attract investment thus allowing the company to meet it's obligations and provide increased shareholder value.

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

We may be able to duplicate these in a franchise-type manner, so that HSVI can create EBU's (Entrepreneurial Business Units) in several other cities or communities. Any acquisition target must be in the "home service" field and provide a product or service to a home-owner.


Results of Operations
---------------------

Quarter ended March 31, 2003 vs. March 31, 2002

Revenue for the three months ended March 31, 2003 was $-0- compared to $57,037 for the same period in 2002. All of the 2002 revenue was generated from the 1-866-UNIONET service which has been reclassified in discontinued operations. The Company ceased generating revenue in September 2002.

General and administrative expenses for the three months ended March 31, 2003increased by $186,500. The increase is principally due increased consulting expenses and professional fees as the Company explored moving into other businesses. The Company expensed $187,500 for consulting services provided by a significant shareholder. Those services were paid for through the issuance of common and preferred stock.


Interest expense for the three months ended March 31, 2003 decreased by $24,088 from $28,528 for the three months ended March 31, 2002 to $4,440. The decrease is due primarily to the amortization of the discount on notes payable in the prior year and that because of the nature of the some of the notes that no longer accrue interest.


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

Liquidity and capital resources

The Company has incurred additional deficits in cash flow from operating activities. The Company has begun the process of a preferred share offering to raise capital for mortgage and construction loan financing for its intended new business line. The Company is attempting to negotiate settlements with its creditors for obligations incurred in its former operations. The Company believes that these creditors will settle a majority of these obligations in exchange for shares of its common stock. The Company believes that creditors with obligations totaling approximately $250,000 of the $506,735 in notes payable outstanding at March 31, 2003 have agreed in concept to accept the Company's offer. The Company has paid for services by a consultant in the three months ended March 31, 2003 by issuing common and preferred stock. The Company must address accrued payroll and payroll tax liabilities and trade payable obligations to successfully restructure the Company's obligations. There can be no assurances that the Company will be successful in doing so.


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

Off  balance  sheet  arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended March 31, 2003, the Company did not engage in any off balance sheet transactions.


Item 3.  Controls and Procedures

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is involved in pending litigation with two parties The first involves a claim of $10,000 for non-payment for services. The other is a claim of $61,000 for alleged breach of contract. The Company has accrued $64,500 related to these matters at March 31, 2003. However, the Company believes that it has agreed to a settlement on one such matter and it intends to defend and has filed counter claims on the other.

     The Company has accrued $36,800 related to the abandoned office lease. The former landlord has filed a claim against the Company. However, the Company believes that it will be successful in settling this obligation for an amount less that what is accrued.


Item 2 - Changes in Securities

     During the three month period ended March 31, 2003, the Company issued 1,153,787 shares of its common stock and 250,000 shares of its Series A Preferred shares as consideration for services provided by a consultant. There were no underwriters involved in the issuance of these shares and the securities were not publicly offered for sale.


Item 3.  Defaults Upon Senior Securities

     The Company has defaulted on most of its notes payable. The Company is attempting to renegotiate or reach settlements on these obligations. Creditors representing approximately $250,000 of these obligations have collateralized positions.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         99.1 CERTIFICATIONS

     (b) Reports on Form 8-K

The Company filed Form 8-K dated January 10, 2003 to inform investors of certain changes in the operations of the company and in the capital structure of the company. A majority of the shareholders of the company approved a reverse split of the companies common stock of 28.9 shares of the old common stock for 1 share of new common stock, to become effective at the close of business local time on January 13, 2003. The Company also announced that a majority of the shareholders also approved renaming the company to Home Services, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                HOME SERVICES INTERNATIONAL INC.

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

       Signature                   Title                            Date

    /s/ JAY BUDD
--------------------------
        Jay Budd                  Chairman of the Board and CEO     May 13, 2003

    /s/ ROBERT LEE
--------------------------
        Robert Lee                 Director                         May 13, 2003

Exhibit 99.1                    CERTIFICATIONS

I, Jay Budd, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Home Services International, Inc. ("HSI") on Form 10-QSB for the quarterly period ended March 31, 2003 ("Report") that:

(1) I have reviewed this Report;

(2) based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

(3) based on my knowledge, the financial statements and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of HSI as of, and for the periods presented in this Report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for HSI and I have: (a) designed such disclosure controls and procedures to ensure that material information relating to HSI is made known to me by others, particularly during the period in which this Report is being prepared; (b) evaluated the effectiveness of HSI's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and (c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

                        HOME SERVICES INTERNATIONAL, INC.

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                       PURSUANT TO18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Jay Budd, solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to my knowledge the Quarterly Report of Home Services International, Inc. on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Home Services International, Inc.


                                                     /s/ Jay Budd
                                                     ---------------------------
                                                         Jay Budd
                                                         Chief Executive Officer