Form 10QSB
period 2003-06-30
HOME SERVICES INTERNATIONAL INC
filed 2003-08-14
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

       For the transition period from _______________ to _________________

                                    000-29743
                             ----------------------
                            (Commission file number)

                         HOME SERVICES INTERNATIONAL INC
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                             88-0409143
--------------------------------------------------------------------------------
 (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

      7373 E. DOUBLE TREE RANCH ROAD, SUITE 200, SCOTTSDALE, ARIZONA 85258
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  866-864-6638
                                  ------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No
---     ---

     The number of shares outstanding of the registrant's common equity as of June 30, 2003 was 1,439,424 shares of common stock, par value $.001.


Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No


                                      None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

--------------------------------------------------------------------------------
                        HOME SERVICES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                            INDEX TO THE FORM 10-QSB
                    FOR THE THREE-MONTHS ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION..................................................3

Item 1. Financial Statements...................................................3

  Balance Sheet as of June 30, 2003 (unaudited) ...............................3

  Statements of Operations for the three and six months ended June 30, 2003 and 2002 (unaudited).........................................................4

  Statements of Cash Flows for the six months ended June 30, 2003 and
  2002 (unaudited).............................................................5

  Notes to the Financial Statements............................................6

Item 2. Management's Discussion and Analysis and Plan of Operation............11

Item 3. Controls and Procedures...............................................14

PART II. OTHER INFORMATION....................................................15

Item 2. Changes in Securities.................................................15

Item 3. Defaults Upon Series Securities.......................................15

Item 6: Exhibits and Reports on Form 8-K......................................15

SIGNATURES....................................................................16

CERTIFICATIONS.............................................................17-18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements




                           HOME SERVICES INTERNATIONAL

                                  BALANCE SHEET
                                  -------------
                               As of June 30, 2003
                                   (UNAUDITED)
                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash and equivalents                                         $             -
                                                                ---------------
       Total current assets                                                   -
                                                                ---------------

PROPERTY & EQUIPMENT
   Computers & Equipment
       (net of accumulated depreciation of $12,255)                       5,130
                                                                ---------------

OTHER ASSETS                                                                  -
                                                                ---------------

           Total assets                                         $         5,130
                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
   Accounts payable                                             $       326,027
   Interest payable                                                      38,336
   Accrued liabilities                                                   82,621
   Due to shareholder                                                   105,463
   Notes payable                                                        506,735
                                                                ---------------
           Total current liabilities                                  1,059,182
                                                                ---------------

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, 75,000,000
     shares authorized, 1,439,424 shares
     issued and outstanding                                               1,439
   Preferred stock, $0.001 par value, 250,000 shares
     issued and outstanding                                                 250
   Additional paid-in capital                                         1,538,058
   Accumulated deficit                                               (2,593,799)
                                                                ---------------
           Total stockholders' deficit                               (1,054,052)
                                                                ---------------
              Total liabilities and stockholders' deficit       $         5,130
                                                                ===============

            See accompanying notes to unaudited financial statements.

                           HOME SERVICES INTERNATIONAL
                                   (UNAUDITED)
                            STATEMENTS OF OPERATIONS

                                                   Three Months         Three Months           Six Months          Six Months
                                                  Ended June 30,       Ended June 30,        Ended June 30,       Ended June 30,
                                                       2003                 2002                 2003                2002
                                              ------------------   ------------------   -------------------   ------------------
NET SALES                                      $               -   $                -   $                 -   $                -

COST OF SALES                                                  -                    -                     -                    -
                                              ------------------   ------------------   -------------------   ------------------

                                              ------------------   ------------------   -------------------   ------------------
      GROSS PROFIT                                             -                    -                     -                    -
                                              ------------------   ------------------  -------------------    ------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              25,560                4,172               217,108                9,220

                                              ------------------   ------------------   -------------------   ------------------
     LOSS FROM OPERATIONS                                (25,560)              (4,172)             (217,108)              (9,220)
                                              ------------------   ------------------   -------------------   ------------------

     INTEREST EXPENSE                                      7,791               26,718                12,231               55,246

LOSS BEFORE DISCONTINUED OPERATIONS
                                              ------------------   ------------------   -------------------   ------------------
     AND INCOME TAXES                                    (33,351)             (30,890)             (229,339)             (64,466)
                                              ------------------   ------------------   -------------------   ------------------

LOSS BEFORE INCOME TAXES

                                              ------------------   ------------------   -------------------   ------------------
LOSS FROM CONTINUING OPERATIONS                          (33,351)             (30,890)             (229,339)             (64,466)
                                              ------------------   ------------------   -------------------   ------------------

LOSS FROM DISCONTINUED OPERATIONS:
      Loss from operations of discontinued
        segment, no income tax effect                          -             (182,376)                    -             (353,576)

                                              ------------------   ------------------   -------------------   ------------------
NET LOSS                                      $          (33,351)  $         (213,266)  $          (229,339)  $         (418,042)
                                              ==================   ==================   ===================   ==================

BASIC NET LOSS PER COMMON SHARE
     Continuing operations                    $            (0.02)  $            (0.15)  $             (0.24)  $            (0.31)
     Discontinued operations                  $                -   $            (0.88)  $                 -   $            (1.71)
                                              ------------------   ------------------   -------------------   ------------------
                                              $            (0.02)  $            (1.03)  $             (0.24)  $            (2.03)
                                              ==================   ==================   ===================   ==================

DILUTED NET LOSS PER COMMON SHARE
     Continuing operations                    $            (0.02)  $            (0.15)  $             (0.24)  $            (0.31)
     Discontinued operations                  $                -   $            (0.88)  $                 -   $            (1.71)
                                              ------------------   ------------------   -------------------   ------------------
                                              $            (0.02)  $            (1.03)  $             (0.24)  $            (2.03)
                                              ==================   ==================   ===================   ==================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING          1,439,424              206,202               974,681              206,202
                                              ==================   ==================   ===================   ==================

                 See accompanying notes to financial statements.

                          HOME SERVICES INTERNATIONAL
                                   (UNAUDITED)
                            STATEMENTS OF CASH FLOWS

                                                                For the Period Ended June 30
                                                                       2003          2002
                                                                  -------------  -------------
OPERATING ACTIVITIES:
   Net loss                                                       $    (229,339) $    (418,043)
     Adjustments to reconcile net loss to cash used
       by operating actIvities'
       Loss from discontinued operations                                               353,576
       Depreciation and amortization                                      2,745          8,801
       Loss on disposal of assets
       Issuance of common stock for services performed                  287,500
       Amortization of debt discount
     Changes in assets and liabilities:
       Increase in accounts receivable
       Decrease in inventories
       Increase in interest payable                                      12,231
       Decrease in lease deposits                                        14,111
       Decrease in accounts payable and accrued liabilities            (166.514)        21,519
       Increase in deferred revenue                                                          -
                                                                  -------------  -------------
       Cash (used) by operating activities                              (79,266)       (34,147)
       Cash (used) in discontinued operations                                         (147,532)
                                                                  -------------  -------------
           Net cash (used) by operating activities                      (79,266)      (181,679)
                                                                  -------------  -------------
FINANCING ACTIVITIES:
     Proceeds from notes payable                                              -        191,996
     Payments on notes payable                                                         (45,754)
     Issuance of common stock for cash                                                  31,937
     Changes in due to/from officers                                     78.000         (7,958)
     Payments to officers                                                     -
                                                                  -------------  -------------
           Net cash provided by financing activities                     78,000        170,221
                                                                  -------------  -------------
CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                             (1,266)       (11.458)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                 1,266         13,844
                                                                  -------------  -------------
CASH AND EQUIVALENTS, END OF PERIOD                               $           -  $       2,386
                                                                  =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest paid                                                $           -  $       5,123


NONCASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for services                        $      70,000  $           -
                                                                  =============  =============
     Issuance of common stock as payment on accrued liabilities   $     200.000  $           -
                                                                  =============  =============
     Issuance of preferred stock for services                     $      17,500  $           -
                                                                  =============  =============


                 See accompanying notes to financial statements.

HOME SERVICES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Background and Nature of Business
---------------------------------

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

The Company determined in December 2002 to abandon its only operating business segment which involved a technology that provides private electronic networks for labor unions and integrated communities, both of which include subscribers of the unions and communities. The Company also abandoned its 1-866-Unionet network. These business components have been presented as discontinued operations for the period ended June 30, 2002.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

Going Concern Uncertainty
-------------------------

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

Discontinued Operations
-----------------------

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

Concentration of Credit Risk
----------------------------

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at June 30, 2003.

Revenue
-------

There was no revenue generated in the periods ended June 30, 2003.

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

Earnings Per Share
------------------

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2003, there were no stock options, 7,497 warrants, and 250,000 shares of preferred stock convertible to common stock at a 1 to 1 ratio outstanding. The Company declared a 1 for 28.9 reverse stock split. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.

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

Advertising
-----------

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarter ended June 30, 2003.

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


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company borrows funds from an officer and stockholder from time to time. Also, amounts due to/from this officer include unpaid salaries for the Company's CEO and Company related expenses paid by the Company's CEO. The Company's CEO has waived any salary for the three and six months ended June 30, 2003.

Due to/from officer represents salary accrual/payments for the Company's CEO, advances/repayments to/from the Company's CEO and expenses paid by the Company's on behalf of the CEO.

During the three and six month periods ended June 30, 2003, the Company received loans from a significant shareholder of $60,000 and $78,000, respectively, to cover operating expenses and certain accounts payable.

NOTE 4 - NOTES PAYABLE AND CAPITAL LEASE

The Company has made no payments on its notes payable in the three and six month periods ended June 30, 2003. There were no additional notes payable incurred in the quarter ended June 30, 2003. All existing notes payable are due within the next twelve months.

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

NOTE 6 - DISCONTINUED OPERATIONS

In the year ended December 31, 2002, the Company determined that it would abandon its operations electronic network for labor unions segment. At December 31, 2002, the Company had no operating segments. The Company generated revenues in this segment of $14,483 and $71,720 during the three and six month periods ended June 30, 2002.

NOTE 7 - PREFERRED STOCK

The Company issued 250,000 shares of its Series A Preferred stock during the six month period ended June 30, 2003. The Preferred Series A stock is convertible to common stock at rate of one for one. The Preferred Series A stock accrues a cumulative dividend at 10% per year.

NOTE 8 - STOCKHOLDERS' DEFICIENCY

The Company declared a 1 for 28.9 reverse stock split. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

During the three months ended June 30, 2003, the Company entered into an agreement with a lender whereby the lender committed to lend up to $2,000,000 to the Company. The terms of this borrowing arrangement include the issuance of 1,236,384 shares of Series A Preferred stock as collateral. The borrowings are subject to interest at 5.5% per annum. The borrowings are to be repaid in five years. The Series A Preferred shares are convertible into common stock at a ratio of 1 to 1. As of June 30, 2003, the Company has not obtained any funds under this arrangement nor have any preferred shares been issued.

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

In December of 2002, the Company determined that its business plan of becoming an all-inclusive telecom, messaging and communications provider would not be successful. We therefore have wound down those operations and are now searching for new business ventures. We have incurred net losses of $2,593,799 since inception.

In December of 2002, TVCM reorganized, to become a "home services provider" to attract investors and customers. The Company intends to become a provider of services to home buyers. Our services will include design, construction management and financing for individuals building their own custom home. We intend to raise capital in order to broker and originate residential mortgage loans.

The Company issued "stock-for-debt" and rolled back the share issuance outstanding 28.9 to 1. Tel-Voice Communications, Inc., now known as Home Services International Inc., is postured to grow and attract investment thus allowing the company to meet its obligations and provide increased shareholder value.

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

Results of Operations

Period ended June 30, 2003 vs. June 30, 2002

Revenue for the three and six months ended June 30, 2003 was $-0- compared to $14,683 and $71,720 for the comparable periods in 2002. All of the 2002 revenue was generated from the 1-866-UNIONET service which has been reclassified in discontinued operations. The Company ceased generating revenue in September 2002.

General and administrative expenses for the three and six months ended June 30, 2003 was $25,560 and $217,108 respectively an increase of $21,388 and $207,888 respectively. The increase is principally due increased consulting expenses and professional fees as the Company explored moving into other businesses and directed efforts to raising capital. The Company expensed $187,500 for consulting services provided by a significant shareholder. Those services were paid for through the issuance of common and preferred stock.

Interest expense for the three and six months ended June 30, 2003 was $7,791 and $12,231 respectively compared to $26,718 and $55,246 for the comparable periods in 2002. The decrease is due primarily to the amortization of the discount on notes payable in the prior year and that because of the nature of the some of the notes that no longer accrue interest.

Period ended June 30, 2002 compared to June 30, 2001

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

Liquidity and capital resources

The Company has incurred additional deficits in cash flow from operating activities. The Company has begun the process of a preferred share offering to raise capital for mortgage and construction loan financing for its intended new business line. The Company is attempting to negotiate settlements with its creditors for obligations incurred in its former operations. The Company believes that these creditors will settle a majority of these obligations in exchange for shares of its common stock. The Company believes that creditors with obligations totaling approximately $250,000 of the $506,735 in notes payable outstanding at June 30, 2003 have agreed in concept to accept the Company's offer. The Company has paid for services by a consultant in the six months ended June 30, 2003 by issuing common and preferred stock. The Company must address accrued payroll and payroll tax liabilities and trade payable obligations to successfully restructure the Company's obligations. There can be no assurances that the Company will be successful in doing so. The Company has also entered into a letter of intent to make a business acquisition. However, that acquisition is contingent upon the Company being successful in raising capital or arranging for a commitment of capital in the amount of $50,000,000.

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

Off balance sheet arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended June 30, 2003, the Company did not engage in any off balance sheet transactions.


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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved in pending litigation with two parties. The first involves a claim of $10,000 for non-payment for services. The other is a claim of $61,000 for alleged breach of contract. The Company has accrued $64,500 related to these matters at June 30, 2003. However, the Company believes that it has agreed to a settlement on one such matter and it intends to defend and has filed counter claims on the other.

     The Company has accrued $36,800 related to the abandoned office lease. The former landlord has filed a claim against the Company. However, the Company believes that it will be successful in settling this obligation for an amount less that what is accrued.

Item 2 - Changes in Securities

     During the six month period ended June 30, 2003, the Company issued 1,153,787 shares of its common stock and 250,000 shares of its Series A Preferred shares as consideration for services provided by a consultant. There were no underwriters involved in the issuance of these shares and the securities were not publicly offered for sale.

Item 3.  Defaults Upon Senior Securities

     The Company has defaulted on most of its notes payable. The Company is attempting to renegotiate or reach settlements on these obligations. Creditors representing approximately $250,000 of these obligations have collateralized positions.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     99.1 CERTIFICATE OF CEO/CFO AS REQUIRED BY RULE 13a-14(a)/15d-14

     99.2 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b) Reports on Form 8-K

The Company filed Form 8-K dated January 10, 2003 to inform investors of certain changes in the operations of the company and in the capital structure of the company. A majority of the shareholders of the company approved a reverse split of the company's common stock of 28.9 shares of the old common stock for 1 share of new common stock, to become effective at the close of business local time on January 13, 2003. The Company also announced that a majority of the shareholders also approved renaming the company to Home Services International, Inc.

The Company filed Form 8-K dated May 13, 2003 to inform investors that it entered into an agreement with WHY USA FINANCIAL GROUP, INC. ("WHY USA") whereby the registrant is to exchange one (1) share of its Series A Convertible Preferred Stock for each 39 shares of WHY USA common stock. The transaction is contingent upon the registrant meeting certain conditions.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               HOME SERVICES INTERNATIONAL, INC.

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

       Signature               Title                            Date

    /s/ JAY BUDD
--------------------------
        Jay Budd              Chairman of the Board and CEO     August 13, 2003

    /s/ ROBERT LEE
---------------------------
        Robert Lee             Director                         August 13, 2003

Exhibit 99.1
                                 CERTIFICATIONS

I, Jay Budd, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Home Services International, Inc. ("HSI") on Form 10-QSB for the quarterly period ended June 30, 2003 ("Report") that:

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



                                              By:    /s/ Jay Budd
                                              -------------------------------
                                                         Jay Budd
                                                         Chief Executive Officer

Exhibit 99.2
                        HOME SERVICES INTERNATIONAL, INC.

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                       PURSUANT TO18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Jay Budd, solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to my knowledge the Quarterly Report of Home Services International, Inc. on Form 10-QSB for the quarterly period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Home Services International, Inc.


                                              By:    /s/ Jay Budd
                                              -------------------------------
                                                         Jay Budd
                                                         Chief Executive Officer