Form 10QSB
period 2003-09-30
HOME SERVICES INTERNATIONAL INC
filed 2003-11-13
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
          OF 1934

                For the quarterly period ended September 30, 2003

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
          OF 1934

       For the transition period from _______________ to _________________

                                    000-29743
                             ----------------------
                            (Commission file number)

                         HOME SERVICES INTERNATIONAL INC
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                  88-0409143
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                           Identification No.)

      7373 E. DOUBLE TREE RANCH ROAD, SUITE 200, SCOTTSDALE, ARIZONA 85258
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  866-864-6638
                            -------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     The number of shares outstanding of the registrant's common equity as of September 30, 2003 was 1,439,424 shares of common stock, par value $.001.


    Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                                      None

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

--------------------------------------------------------------------------------
                        HOME SERVICES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                            INDEX TO THE FORM 10-QSB
                  FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION..................................................3

Item 1. Financial Statements...................................................3

Balance Sheet as of September 30, 2003 (unaudited) ............................3

Statements of Operations for the three and nine months ended
  September 30, 2003 and 2002 (unaudited)......................................4

Statements of Cash Flows for the nine months ended
   September 30, 2003 and 2002 (unaudited).....................................5

Notes to the Financial Statements..............................................6

Item 2. Management's Discussion and Analysis and Plan of Operation............11

Item 3. Controls and Procedures...............................................14

PART II. OTHER INFORMATION....................................................16

Item 1. Legal Proceedings ....................................................16

Item 2. Changes in Securities.................................................16

Item 3. Defaults Upon Series Securities.......................................16

Item 6: Exhibits and Reports on Form 8-K......................................16

SIGNATURES....................................................................17

CERTIFICATIONS................................................................18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        HOME SERVICES INTERNATIONAL, INC.
                            As of September 30, 2003
                                   (UNAUDITED)
                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash and equivalents                                       $                -
                                                            -------------------
      Total current assets                                                    -
                                                            -------------------

PROPERTY & EQUIPMENT
  Computers & Equipment
      (net of accumulated depreciation of $13,718)                        3,667
                                                            -------------------

OTHER ASSETS                                                                  -
                                                            -------------------

         Total assets                                        $            3,667
                                                            ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                           $          330,425
  Interest payable                                                       46,127
  Accrued liabilities                                                    82,621
  Due to shareholder                                                    108,963
  Notes payable                                                         506,735
                                                            -------------------
      Total current liabilities                                       1,074,871
                                                            -------------------

STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 75,000,000
    shares authorized, 1,439,424 shares
    issued and outstanding                                                1,439
  Preferred stock, $0.001 par value, 250,000 shares
    issued and outstanding                                                  250
  Additional paid-in capital                                          1,538,058
  Accumulated deficit                                                (2,610,951)
                                                            -------------------
      Total stockholders' deficit                                    (1,071,204)
                                                            -------------------
         Total liabilities and stockholders' deficit         $            3,667
                                                            ===================

            See accompanying notes to unaudited financial statements.

                         HOME SERVICES INTERNATIONAL, INC.
                                   (UNAUDITED)
                            STATEMENTS OF OPERATIONS

                                                 Three             Three             Nine              Nine
                                              Months Ended       Months Ended    Months Ended      Months Ended
                                               September         September         September         September
                                                30, 2003          30, 2002         30, 2003          30, 2002
                                            -----------------  ---------------  ---------------- ------------------
NET SALES                                    $              -   $            -   $             -  $               -

COST OF SALES                                               -                -                 -                  -
                                            -----------------  ---------------  ---------------- ------------------
  GROSS PROFIT                                              -                -                 -                  -
                                            -----------------  ---------------  ---------------- ------------------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                               9,361           11,564           226,469             20,784
                                            -----------------  ---------------  ---------------- ------------------
  LOSS FROM OPERATIONS                                 (9,361)         (11,564)         (226,469)           (20,784)
                                            -----------------  ---------------  ---------------- ------------------
  INTEREST EXPENSE                                      7,791           19,820            20,022             75,066

LOSS BEFORE DISCONTINUED OPERATIONS         -----------------  ---------------  ---------------- ------------------
  AND INCOME TAXES                                    (17,152)         (31,384)         (246,491)           (95,850)
                                            -----------------  ---------------  ---------------- ------------------
LOSS BEFORE INCOME TAXES
                                            -----------------  ---------------  ---------------- ------------------
LOSS FROM CONTINUING OPERATIONS                       (17,152)         (31,384)         (246,491)           (95,850)
                                            -----------------  ---------------  ---------------- ------------------
LOSS FROM DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
    segment, no income tax effect                           -         (179,620)                -           (533,196)
                                            -----------------  ---------------  ---------------- ------------------
NET LOSS                                     $        (17,152)  $     (211,004)  $      (246,491)  $       (629,046)
                                            =================  ===============  ================ ==================
BASIC NET LOSS PER COMMON SHARE
  Continuing operations                      $          (0.01)  $        (0.14)  $         (0.22)  $          (0.46)
  Discontinued operations                    $              -   $        (0.83)  $             -   $          (2.54)
                                            -----------------  ---------------  ---------------- ------------------
                                             $          (0.01)  $        (0.97)  $         (0.22)  $          (3.00)
                                            =================  ===============  ================ ==================
DILUTED NET LOSS PER COMMON SHARE
  Continuing operations                      $          (0.01)  $        (0.14)  $         (0.22)  $          (0.46)
  Discontinued operations                    $              -   $        (0.83)  $             -   $          (2.54)
                                            -----------------  ---------------  ---------------- ------------------
                                             $          (0.01)  $        (0.97)  $         (0.22)  $          (3.00)
                                            =================  ===============  ================ ==================
WEIGHTED AVERAGE OF
   COMMON SHARES OUTSTANDING                        1,439,424          216,653         1,131,873            209,704
                                            =================  ===============  ================ ==================

                       See accompanying notes to financial statements.

                        HOME SERVICES INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     For the Nine Months Ended September 30,

                                                                      2003              2002
OPERATING ACTIVITIES:                                        -----------------  ----------------
  Net loss                                                    $       (246,491)  $      (629,046)
      Adjustments to reconcile net loss to cash used
         by operating activities:
         Loss from discontinued operations                                   -           533,196
         Depreciation and amortization                                   4,208             8,801
         Issuance of common stock for services performed               287,500                 -
         Amortization of debt discount                                       -            29,500
         Loss on disposal of assets                                                        2,175
      Changes in assets and liabilities:
        (Increase) Decrease in lease deposits                           14,111                 -
         Increase in interest payable                                   20,022            21,519
         Increase in accounts payable and accrued liabilities         (162,116)          113,623
                                                             -----------------  ----------------
         Cash provided from (used) by continuing operations            (82,766)           79,768
         Cash used in discontinued operations                                -          (251,641)
                                                             -----------------  ----------------
            Net cash (used) by operating activities                    (82,766)         (171,873)
                                                             -----------------  ----------------

FINANCING ACTIVITIES:

      Proceeds/(payments) from advances from shareholder                81,500            (7,958)
      Proceeds from notes payable                                                        191,996
      Issuance of common stock for cash                                      -            31,937
      Principal payments on notes payable                                    -           (45,754)
                                                             -----------------  ----------------

            Net cash provided by financing activities                   81,500           170,221
                                                             -----------------  ----------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                            (1,266)           (1,652)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                1,266            13,844
                                                             -----------------  ----------------

CASH AND EQUIVALENTS, END OF PERIOD                            $             -    $       12,192
                                                             =================  ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
            Interest                                           $             -    $        5,123
                                                             =================  ================
NONCASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of capital stock for services                   $       287,500    $            -
                                                             =================  ================

            See accompanying notes to unaudited financial statements.

HOME SERVICES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

The Company determined in December 2002 to abandon its only operating business segment which involved a technology that provides private electronic networks for labor unions and integrated communities, both of which include subscribers of the unions and communities. The Company also abandoned its 1-866-Unionet network. These business components have been presented as discontinued operations for the period ended September 30, 2002.

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

Concentration of Credit Risk
----------------------------

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at September 30, 2003.

Revenue
-------

There was no revenue generated in the periods ended September 30, 2003.

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

Earnings Per Share
------------------

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2003, there were no stock options, 7,497 warrants, and 250,000 shares of preferred stock convertible to common stock at a 1 to 1 ratio outstanding. The Company declared a 1 for 28.9 reverse stock split. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.


Stock Based Compensation
------------------------

In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation," became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date,

------------------------

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

Advertising
-----------

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarter ended September 30, 2003.

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


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company borrows funds from an officer and stockholder from time to time. Also, amounts due to/from this officer include unpaid salaries for the Company's CEO and Company related expenses paid by the Company's CEO. The Company's CEO has waived any salary for the three and nine months ended September 30, 2003.

Due to/from officer represents salary accrual/payments for the Company's CEO, advances/repayments to/from the Company's CEO and expenses paid by the Company's on behalf of the CEO.

During the three and nine month  periods ended  September 30, 2003,  the Company
received   loans  from  a  significant   shareholder   of  $3,500  and  $81,500,
respectively, to cover operating expenses and certain accounts payable.

NOTE 4 - NOTES PAYABLE AND CAPITAL LEASE

The Company has made no payments on its notes payable in the three and nine month periods ended September 30, 2003. There were no additional notes payable incurred in the quarter ended September 30, 2003. All existing notes payable are due within the next twelve months.

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

NOTE 6 - DISCONTINUED OPERATIONS

In the year ended December 31, 2002, the Company determined that it would abandon its operations electronic network for labor unions segment. At December 31, 2002, the Company had no operating segments. The Company generated revenues in this segment of $39,729 and $111,449 during the three and nine month periods ended September 30, 2002.

NOTE 7 - PREFERRED STOCK

The Company issued 250,000 shares of its Series A Preferred stock during the nine month period ended September 30, 2003. The Preferred Series A stock is convertible to common stock at rate of one for one. The Preferred Series A stock accrues a cumulative dividend at 10% per year. The shares were issued as consideration for services and valued at $17,500, representing the equivalent value of the common stock into which they are convertible.

NOTE 8 - STOCKHOLDERS' DEFICIENCY

The Company declared a 1 for 28.9 reverse stock split. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split. The Company issued 1,153,787 shares of common stock as consideration for services in the nine month period ended September 30, 2003. The shares were valued at expensed at the trading value of the shares aggregating to $270,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

During the three months ended June 30, 2003, the Company entered into an agreement with a lender whereby the lender committed to lend up to $2,000,000 to the Company. The terms of this borrowing arrangement include the issuance of 1,236,384 shares of Series A Preferred stock as collateral. The borrowings are subject to interest at 5.5% per annum. The borrowings are to be repaid in five years. The Series A Preferred shares are convertible into common stock at a ratio of 1 to 1. As of September 30, 2003, the Company has not obtained any funds under this arrangement nor have any preferred shares been issued.

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


Results of Operations


Period ended September 30, 2003 vs. September 30, 2002

Revenue for the three and nine months ended September 30, 2003 was $-0- compared to $39,729 and $111,449 for the comparable periods in 2002. All of the 2002 revenue was generated from the 1-866-UNIONET service which has been reclassified in discontinued operations. The Company ceased generating revenue in September 2002.

General and administrative expenses for the three and nine months ended September 30, 2003 was $9,631 and $226,469 respectively an increase/(decrease) of $(1,933) and $205,685 respectively. The increase is principally due increased consulting expenses and professional fees as the Company explored moving into other businesses and directed efforts to raising capital. The Company expensed $287,500 for consulting services provided by a significant shareholder. Those services were paid for through the issuance of common and preferred stock.


Interest expense for the three and nine months ended September 30, 2003 was $7,791 and $20,022 respectively compared to $11,564 and $20,784 for the comparable periods in 2002. The decrease is due primarily to the amortization of the discount on notes payable in the prior year and that because of the nature of the some of the notes that no longer accrue interest.

Period ended September 30, 2002 compared to September 30, 2001

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

General and administrative expenses for the three month period ended September 30, 2002 decreased by $46,265 or 25% from $269,729 for the three month period ended September 30, 2001 to $223,564, which includes discontinued operations, for the three month period ended September 30, 2002. The decrease is principally due to curbing of expenditures as the Company implemented cost cutting measures to address its continued cash flow constraints.


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

General and administrative expenses for the nine month period ended September 30, 2002 decreased by $8,716 or 10% from $651,903 for the nine month period ended September 30, 2001 to $643,187, which includes discontinued operations, for the nine month period ended September 30, 2002. The decrease is principally due to curbing of expenditures as the Company implemented cost cutting measures to address its continued cash flow constraints.

Interest expense for the nine month period ended September 30, 2002 increased by $69,590 from $5,476 for the nine month period ended September 30, 2001 to $75,066 for the nine month period ended September 30, 2002. The increase is due to issuance of notes payable in late 2001 and also in the nine month period ended September 30, 2002. There were no such notes payable in early 2001.


Liquidity and capital resources

The Company has incurred additional deficits in cash flow from operating activities. The Company has begun the process of a preferred share offering to raise capital for mortgage and construction loan financing for its intended new business line. The Company is attempting to negotiate settlements with its creditors for obligations incurred in its former operations. The Company believes that these creditors will settle a majority of these obligations in exchange for shares of its common stock. The Company believes that creditors with obligations totaling approximately $250,000 of the $506,735 in notes payable outstanding at September 30, 2003 have agreed in concept to accept the Company's offer. The Company has paid for services by a consultant in the nine months ended September 30, 2003 by issuing common and preferred stock. The Company must address accrued payroll and payroll tax liabilities and trade payable obligations to successfully restructure the Company's obligations. There can be no assurances that the Company will be successful in doing so. The Company has also entered into a letter of intent to make a business acquisition. However, that acquisition is contingent upon the Company being successful in raising capital or arranging for a commitment of capital in the amount of $50,000,000.

The Company had entered into a letter of intent to merge with WHY USA FINANCIAL GROUP, INC. The term of that agreement has expired and the Company is no longer pursuing that transaction. Subsequently, the Company entered into a letter of intent to merge with another operating entity. The Company continues to pursue that transaction as well as the capital required to effectuate that merger.


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

Off  balance  sheet  arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended September 30, 2003, the Company did not engage in any off balance sheet transactions.


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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved in pending litigation with two parties. The first involves a claim of $10,000 for non-payment for services. The other is a claim of $61,000 for alleged breach of contract. The Company has accrued $64,500 related to these matters at September 30, 2003. However, the Company believes that it has agreed to a settlement on one such matter and it intends to defend and has filed counter claims on the other.

     The Company has accrued $36,800 related to the abandoned office lease. The former landlord has filed a claim against the Company. However, the Company believes that it will be successful in settling this obligation for an amount less that what is accrued.


Item 2 - Changes in Securities

     During the nine month period ended September 30, 2003, the Company issued 1,153,787 shares of its common stock and 250,000 shares of its Series A Preferred shares as consideration for services provided by a consultant. There were no underwriters involved in the issuance of these shares and the securities were not publicly offered for sale.


Item 3. Defaults Upon Senior Securities

     The Company has defaulted on most of its notes payable. The Company is attempting to renegotiate or reach settlements on these obligations. Creditors representing approximately $250,000 of these obligations have collateralized positions.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

       31 Section 302 Certificate of CEO

       32 Section 906 Certificate of CEO

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

       Signature               Title                          Date

    /s/ JAY BUDD
- -------------------------
        Jay Budd               Chairman of the Board and CEO  November 12, 2003

    /s/ ROBERT LEE
- --------------------------
        Robert Lee              Director                      November 12, 2003

Exhibit 31

                                 CERTIFICATIONS

I, Jay Budd, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Home Services International, Inc. ("HSI") on Form 10-QSB for the quarterly period ended September 30, 2003 ("Report") that:

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



                                            By:      /s/ Jay Budd
                                                ------------------------------
                                                         Jay Budd
                                                         Chief Executive Officer

Exhibit 32

                        HOME SERVICES INTERNATIONAL, INC.

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                       PURSUANT TO18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Jay Budd, solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to my knowledge the Quarterly Report of Home Services International, Inc. on Form 10-QSB for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Home Services International, Inc.


                                            By:      /s/ Jay Budd
                                                -------------------------------
                                                         Jay Budd
                                                         Chief Executive Officer