Form 10KSB
period 2003-12-31
INTERNAL HYDRO INTERNATIONAL INC
filed 2004-04-09
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                    000-29743
                             -----------------------
                            (Commission file number)

                         HOME SERVICES INTERNATIONAL INC
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

                                  866-864-6638
                           ---------------------------
                           (Issuer's telephone number)

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

Revenue for the year ended December 31, 2003:  $0.00

There is a limited trading market for the registrant's Common Stock. There were 1,529,405 shares of Common Stock, and 250,000 shares of class "A" preferred stock issued and outstanding as of December 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

--------------------------------------------------------------------------------
                        HOME SERVICES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                            INDEX TO THE FORM 10-KSB
                  FOR THE THREE-MONTHS ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS


PART I.

Item 1. Description of Business ............................................  3

Item 2. Description of Property ............................................  5

Item 3. Legal Proceedings ..................................................  5

PART II

Item 5. Market for Common Equity and Related Stockholder Matters ...........  6

Item 6.  Management's Discussions and Analysis or Plan of Operations .......  6

Item 7.  Financial Statements .............................................. 10

PART III

Item 9. Directors, Executive Officers, Promoter and Control
    Persons; Compliance With Section 16(a) of the Exchange Act ............. 27

Item 10. Executive Compensation ............................................ 28

Item 11. Securities Ownership of Certain Beneficial Owners and Management .. 28

Item 12. Certain Relationships and Related Transactions .................... 29

Item 13.  Exhibits and Reports on Form 8-K ................................. 29

Item 14 - Controls and Procedures .......................................... 29

CERTIFICATIONS.............................................................. 31

SIGNATURES.................................................................. 32

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

Overview of New Business

Because the Company had determined that it would exit the telecommunications business, it developed a new business plan to become a provider of services to homebuyers.

Home Services International Inc. (HSVI) intended to act as a holding company for service businesses related to the home building and home buying that want to expand into national markets. HSVI intended to acquire, joint venture and develop such businesses. Businesses that were intended targets included mortgage broking, mortgage originations and lending, construction lending and other services that would benefit propsective home buyers.

HSVI expected to have 2 roles in the joint ventures or aquisitions:

     1. To act as the financing intermediary between the business's that have adpoted the HSVI program.

     2. To distribute the interest earnings and profits to the shareholder who have provided the financing.


The corporate offices of HSVI would not require a large infrastructure or overhead to operate this business:

          o each business unit would be trained to operate independently, except for the financing

          o the JV partners would have the responsibility to manage and coordinate the business unit relationship

This feature of the business meant most of the revenues generated would result in high profit margins and cash flow that can be distributed back the the shareholders. The first phase of this would be to pay dividends directly on the preferred shares we intend to issue in raising capital.

As of December 29, 2003 the above Business Plan was abandoned. An opportunity to merge with INTERNAL COMMAND INTERNATIONAL INC. was negotiated with an effective date of January 2, 2004. The merged companies became INTERNAL HYDRO INTERNATIONAL INC.

Subject to the terms and conditions of the Merger Agreement (Plan of Reorganization) and pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, the parties to the Agreement shall effect a Type B reorganization (the "Reorganization") whereby all of the outstanding shares of ICI common stock will be exchanged for 5,000,000 shares of the HSVI Class A Preferred Stock.

INTERNAL HYDRO INTERNATIONAL INC. owns an alternative power system. The Energy Commander IV (EC IV) is a patented technology, utilizing wastewater, fluid or gas flow from any source where flow pressure is present, and yet wasted, to create electricity. The system takes in the wasted pressure flow, where it goes through the heart of the system, and into pistons that create massive mechanical forces, all of which is transferred to a generator creating both electricity, and optional air pressure, both being for direct use or storage. The water or gas then moves out of the unit, to it's original destination, without added waste. The system is noiseless and emission free

IHI has prepared a business model that will market the EC IV system through a distributors network around the world. Numerous municipalities, counties, manufacturing, textile, petroleum, residential development, and other industries have entered into agreements and intents with IHI for application of these units.


Employees

As of December 31, 2003, the company employed 1 full time individual.


Item 2. Description of Property

The Company leases its principal executive office, which is located in a shared office facility in Scottsdale, Arizona at an annual rent of $1,500. This lease is month to month


Item 3. Legal Proceedings

The Company is involved in pending litigation in one matter. The matter involves a claim of $10,000 for non-payment for services. The Company believes that it has a valid defense and it intends to defend this matter.

The Company has accrued $36,800 related to the abandoned office lease. The former landlord has filed a claim against the Company. However, the Company believes that it will be successful in settling this obligation for an amount less that what is accrued.

Item 4. Submission or Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

The  Company's   common  stock  under  the  registered  name  of  Home  Services
International, Inc. was first quoted in June of 2002, and now trades on the Over-the-Counter ("OTC") Bulletin Board under the symbol "HSVI".

Set forth below are the high and low closing prices for the Company's common stock as reported on the OTC Bulletin Board for the last four quarters:

        Quarter Ended                       High            Low
        ------------------                ------          -----
        December 31, 2003                  $7.25           $4.50
        September 30, 2003                $10.75          $3.75
        June 30, 2003                     $14.05          $5.00
        March 31, 2003                   $ 10.01          $1.48


The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.


Record Holders

As of December 31, 2003 the Company had 105 shareholders of record.

Dividends

The Company has never declared or paid any cash dividends on our common stock. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

Sale of Common Stock.

There were no underwriting discounts or commissions in connection with the Private Placement.

The proceeds from the Private Placement were used by the Company for funding of general corporate purposes.


Item 6.  Management's Discussions and Analysis or Plan of Operations

General

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2003 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

In December of 2002, TVCM reorganized, to become a "home services provider" to attract investors and customers. The Company intends to become a provider of services to homebuyers. Our services will include design, construction management and financing for individuals building their own custom home. We intend to raise capital in order to broker and originate residential mortgage loans.

The Company issued "stock-for-debt" and rolled back the share issuance outstanding 28.9 to 1. Tel-Voice Communications, Inc., now know as Home Services International Inc., is postured to grow and attract investment thus allowing the company to meet it's obligations and provide increased shareholder value.

Plan of Operation
-----------------

Because the Company determined that it would exit the telecommunications business, it developed a new business plan to become a provider of services to homebuyers.

The Company intended to assemble a management team that would include experienced managers in the fields of telecommunications, technology, home building and construction, franchise sales and marketing, and finance. The Company was seeking acquisition targets that would provide synergies within the complete process of acquiring land, construction and financing of new homes.

The company intended to duplicate these in a franchise-type manner, so that HSVI could create EBU's (Entrepreneurial Business Units) in several other cities or communities. Any acquisition target was to have been in the "home service" field and provide a product or service to a homeowner.

As of December 29, 2003 the above Business Plan was abandoned. An opportunity to merge with INTERNAL COMMAND INTERNATIONAL INC. was negotiated with an effective date of January 2, 2004. The merged companies became INTERNAL HYDRO INTERNATIONAL INC.

Results of Operations

Year ended December 31, 2003 vs. December 31, 2002
--------------------------------------------------

Liquidity and capital resources

The Company has incurred additional deficits in cash flow from operating activities. As a part of the Merger Agreement with INTERNAL COMMAND INTERNATIONAL INC., the current Chief Executive Officer of HSVI, Jay Budd, has and does affirm that the outstanding debts of HSVI have been properly structured for management of the debt post-merger; namely, that the debt is in the hands of suitable professional debt management team, including Fletcher & Associates, and Harry J. Miller, PLLC, that there has been set aside as part of the issued common stock for obligation and satisfaction of the debt, and that the incoming principals of ICI will be held harmless for this debt.

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. The Company has estimated a $1,201,000 deferred income tax asset related to net operating loss carry forwards at December 31, 2003. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

The Company has accrued approximately $343,000 in obligations to vendors, consultants and former employees. The Company is attempting to settle these obligations, primarily through the issuance of common stock. Management believes that the Company will ultimately settle these obligations for no more than amounts accrued at December 31, 2003. However, the Company has made settlement offers to numerous creditors. These offers are represented by a specified number of shares. Any settlements will be valued at the fair value of the stock at the time the settlement is reached.


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

Off balance sheet arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the year ended December 31, 2003, the Company did not engage in any off balance sheet transactions.

Item 7.  Financial Statements



                HOME SERVICES INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                TABLE OF CONTENTS


                                                                       PAGE (S)

INDEPENDENT AUDITORS' REPORT  ............................................. 11

CONSOLIDATED BALANCE SHEETS ............................................... 12

CONSOLIDATED STATEMENTS OF OPERATIONS ..................................... 13

CONSOLIDATED STATEMENTS OF CASH FLOWS ..................................... 14

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY ........................ 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ............................16 - 26

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Stockholders and Board of Directors of Home Services International, Inc.:

We have audited the accompanying balance sheet of Home Services International, Inc. as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of Home Services International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home Services International as of December 31, 2003, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting standards generally accepted in the United States of America.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and had a net working capital deficiency of $1,035,842 at December 31, 2003. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



/s/  EPSTEIN, WEBER & CONOVER, PLC
     Scottsdale, Arizona
     March 26, 2004

                        HOME SERVICES INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                             As of December 31, 2003


                                     ASSETS
                                     ------


CURRENT ASSETS
   Cash and equivalents                                         $        -
                                                               ------------
   Total current assets
                                                                          -
                                                               ------------
PROPERTY & EQUIPMENT
   Computers & Equipment                                              2,080
     (net of accumulated depreciation of $15,305)              ------------


            Total assets                                        $     2,080
                                                               ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


CURRENT LIABILTIES
   Accounts payable                                             $   260,254
   Interest payable                                                  57,269
   Accrued liabilites                                                82,621
   Due to shareholder                                               128,963
   Notes payable                                                    506,735
                                                               ------------
            Total  current liabilities                            1,035,842


STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value 250,000 shares
     issued and outstanding                                             250
   Common stock, $0.0001 par value, 75,000,000
     shares authorized, 1,529,405 shares
     issued and outstanding                                           1,530
   Additional paid-in capital                                     2,117,853
   Accumulated deficit                                           (3,153,395)
                                                               ------------
            Total stockholders' deficit                          (1,033,762)
                                                               ------------
                Total liabilites and stockholders' deficit      $     2,080
                                                               ============



                 See accompanying notes to financial statements.

                        HOME SERVICES INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------
                 For the years ended December 31, 2003 and 2002

                                                          2003         2002
                                                    ----------- ------------

NET SALES                                            $        -  $         -

COST OF REVENUE                                               -            -
                                                    ----------- ------------
   GROSS PROFIT                                               -           -
                                                    ----------- ------------
GENERAL AND ADMINISTRATIVE EXPENSES                     757,771       75,365
                                                    ----------- ------------

   LOSS FROM OPERATIONS                                (757,771)     (75,365)
                                                    ----------- ------------

INTEREST EXPENSE                                         31,164       91,735
                                                    ----------- ------------
   LOSS BEFORE DISCONTINUED OPERATIONS AND
       INCOME TAXES                                    (788,935)    (167,100)
                                                    ----------- ------------
INCOME TAX PROVISION                                          -           -
                                                    ----------- ------------

   LOSS FROM CONTINUING OPERATIONS                     (788,935)    (167,100)
                                                    ----------- ------------

LOSS FROM DISCONTINUED OPERATIONS:
     Loss from operations of discontinued segment,
         no income tax effect                                 -   (1,032,864)
     Loss on abandonment of discontinued segement,
         no income tax effect                                 -      (38,297)
                                                    ----------- ------------
         Total discontinued operations                        -   (1,071,161)
                                                    ----------- ------------

NET LOSS                                             $ (788,935) $(1,238,261)
                                                    =========== ============
BASIC NET LOSS PER COMMON SHARE
   Continuing operations                             $    (0.66) $     (0.74)
   Discontinued operations                                    -        (4.74)
                                                    ----------- ------------

                                                     $    (0.66) $     (5.48)
                                                    =========== ============
DILUTED NET LOSS PER COMMON SHARE
   Continuing operations                             $    (0.66) $     (0.74)
   Discontinued operations                                    -        (4.74)
                                                    ----------- ------------
                                                      $   (0.66) $     (5.48)
                                                    =========== ============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING         1,222,711      225,924
                                                    =========== ============

                 See accompanying notes to financial statements.



                        HOME SERVICES INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                 For the years ended December 31, 2003 and 2002

                                                                                2003          2002
                                                                         ------------- -------------
OPERATING ACTIVITIES:
Net loss                                                                  $   (788,935) $ (1,238,261)
   Adjustments to reconcile net loss to cash used
      by operating activities:
      Loss from discontinued operations                                              -     1,130,161
      Depreciation and amortization                                              5,795         6,252
      Issuance of common and preferred stock for services performed            567,500       195,750
      Amortization of debt discount                                                  -        59,000
      Loss on settlement of liabilities in exchange for common stock           234,886             -
      Changes in assets and liabilities:
        (Increase) Decrease in other assets                                     14,111            96
         Increase in interest payable                                           31,164        35,648
        (Decrease) Increase in accounts payable and accrued liabilities       (167,287)      216,237
                                                                         ------------- -------------
         Cash provided from (used) by continuing operations                   (102,766)      404,883
         Cash used in discontinued operations                                        -      (686,328)
                                                                         ------------- -------------
            Net cash (used) by operating activities                           (102,766)     (281,445)
                                                                         ------------- -------------

INVESTING ACTIVITIES:

   Purchase of computer equipment and furniture                                      -        (2,000)
                                                                         ------------- -------------
            Net cash (used) by investing activities                                  -        (2,000)
                                                                         ------------- -------------
FINANCING ACTIVITIES:
   Proceeds from notes payable                                                       -       238,577
   Proceeds from shareholder advances                                          101,500        54,855
   Issuance of common stock for cash                                                 -        31,937
   Principal payments on notes payable                                               -       (54,502)
                                                                         ------------- -------------
            Net cash provided by financing activities                          101,500       270,867
                                                                         ------------- -------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                    (1,266)      (12,578)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                        1,266        13,844
                                                                         ------------- -------------
CASH AND EQUIVALENTS, END OF PERIOD                                       $          -  $      1,266
                                                                         ============= =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:

              Interest                                                    $          -  $          -

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of common stock for services                               $    567,500  $    195,750
      Issuance of common stock for debt conversion                        $          -  $    173,996
      Issuance of common stock for accounts payable conversion            $    299,886  $    145,317

                 See accompanying notes to financial statements.

                           HOME SERVICES INTERNATIONAL

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       ------------------------------------

                                                                                             Additional
                                                          Common Stock       Preferred Stock    Paid-in   Accumulated
                                                        Shares    Amount     Shares   Amount   Capital    Deficit       Total
                                                     ---------- --------- --------- --------- ----------- ------------ ------------
BALANCE, DECEMBER 31, 2001                              206,202       206                         705,040   (1,126,199)    (420,953)

Common Stock Issued for Cash                              1,473         2                          31,935                    31,937

Conversion of Debt to Common Stock                       29,013        29                         173,967                   173,996

Common Stock Issued for Services                         26,125        26                         195,724                   195,750

Conversion of Accounts Payable for Common Stock          22,824        23                         145,295                   145,318

Net Loss                                                                                                    (1,238,261)  (1,238,261)

                                                     ---------- --------- --------- --------- ----------- ------------ ------------
BALANCE, DECEMBER 31, 2002                              285,637  $     286        -         - $ 1,251,961 $ (2,364,460) $(1,112,213)
                                                     ========== ========= ========= ========= =========== ============ ============

Common Stock Issued for Services                     1,193,787      1,194                         548,806                   550,000

Preferred Stock Issued for Services                                         250,000       250      17,250                    17,500

Conversion of Accounts Payable for Common Stock      49,981            50                         299,836                   299,886

Net Loss                                                                                                      (788,935)    (788,935)

                                                     ---------- --------- --------- --------- ----------- ------------ ------------

BALANCE, DECEMBER 31, 2003                            1,529,405  $   1,530    250,000  $     250 $2,117,853 $(3,153,395)$(1,033,762)
                                                     ========== ========= ========= ========= =========== ============ ============

                See accompanying notes to financial statements.

                        HOME SERVICES INTERNATIONAL, INC.
                                December 31, 2003

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIGICANT ACCOUNTING POLICIES

Background and Nature of Business

Home Services International, Inc. ("HSI") (formerly Tel-Voice Communications, Inc.) was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Smartdotcom, Inc. ("SDC") was incorporated under the laws of the State of Nevada on April 19, 1999.

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

The Company determined in December 2002 to abandon its only operating business segment which involved a technology that provides private electronic networks for labor unions and integrated communities, both of which include subscribers of the unions and communities. The Company also abandoned its 1-866-Unionet network. These business components have been presented as discontinued operations for the year ended December 31, 2002.

Subsequent to December 31, 2003, the Company merged with Internal Command International, Inc. ("ICI") through the issuance of 5,000,000 shares of the Company's Series A Preferred stock. ICI is a development stage enterprise. ICI intends to manufacture and distribute its alternative energy products that use water pressure flow to generate electricity. In connection with this merger, the

Basis of Presentation

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.
                                      F-6

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at December 31, 2003.
                                      F-7

Revenue

There was no revenue generated in the years ended December 31, 2003 and 2002.

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

Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the year ended December 31, 2003.

Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical
                                      F-8

     Correction. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. The provisions of APB No. 30 distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on its financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on its financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 will not have a material effect on its financial position or results of operations.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on its financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, and amended the Interpretation in December 2003. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 46 will not have a material effect on its financial position or results of operations.
                                      F-9

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 will not have a material effect on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company anticipates that the adoption of SFAS No. 150 will not have a material effect on its financial position or results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company borrows funds from officers and stockholders from time to time. Also, amounts due to officers include unpaid salaries for the Company's two officers and Company related expenses paid by the Company's CEO.

Due to/from officer represents advances/repayments to/from the Company's CEO, and expenses paid by the Company on behalf of the CEO.

During the year ended December 31, 2003, a significant shareholder advanced funds to the Company of $101,500 for payment of operating expenses.

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

In addition the Company paid automobile expenses of $0 and $4,546 on behalf of the CEO in the years ended December 31, 2003 and 2002 respectively.

The Company's balance due to the Company's CEO was $27,463 at December 31, 2003 and 2002.

The Company has notes due to minority stockholders of $250,000. Interest expense recognized on these notes was $12,000 for each of the years ended December 31, 2003 and 2002. Interest accrued related to these notes is $26,667 and 14,667 for the years ended December 31, 2003 and 2002, respectively.

NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 2003 comprise the following:

      Notes payable - stockholders  at December 31, 2003 represent loans made by minority stockholders. The notes bear interest at 0% to 8% per annum and are due from  January  2003 and on demand. Notes are collateralized by substantially all of the
      assets of the Company                                          $250,000


      Notes payable to individuals,  interest at 8% per annum, due
      on demand, and unsecured.                                       256,735

                                                                  -----------
      Total notes payable                                            $506,735
                                                                  ===========


The Company granted warrants in connection with the debt financing raised in the year ended December 31, 2001. There were 5,190 warrants issued to purchase the Company's common stock at $28.90 per share. The Company determined the fair value of the warrants to be $17.05 per share using the minimum value method of estimating the fair value of the warrants. A total discount of $88,500 was recorded on debt with a face value of $150,000. The discount was amortized over the 18-month term of the notes. At December 31, 2003 and prior to the beginning of the year then ended, the amount was fully amortized and charged to interest expense.

NOTE 4 - STOCKHOLDERS' DEFICIENCY

During the year ended December 31, 2003, the Company declared a 1 for 28.9 reverse stock split. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.

The Company issues its common stock from time to time to compensate employees and consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant. During the year ended December 31, 2003, the Company issued 1,193,787 shares of its common stock and 250,000 shares of its preferred stock valued at $550,000 and $17,500. Shares of common stock granted for services are valued at the trading value of the shares. Shares of preferred stock granted for services are valued at the trading value of the common stock because the preferred stock has rights and privileges very similar to those of the common stock.

During the year ended December 31, 2002, the Company placed 867,225 shares of its common stock in an escrow account. These shares are contingently issuable as they are to be issued to creditors as part of a plan to negotiate Company obligations through an intermediary. The Company is attempting to settle obligations by negotiating with creditors to take Company common stock as payment for the obligations. During the year ended December 31, 2002, the Company had not issued any of these shares to creditors. During the year ended December 31, 2003, the Company negotiated a settlement in which 49,981 shares of common stock were issued out of escrow to settle a creditor obligation that had an original balance of $65,000. The settlement was recorded at the trading value of the shares on the date of settlement. That value was $299,866. The result was an additional expense of $234,866 charged to operations for the year ended December 31, 2003.
                                      F-11

During the year ended December 31, 2002, the Company issued 1,473 shares of its common stock for cash at $21.68 per share.

Also during the year ended December 31, 2002, the Company converted debt and trade accounts payable of $319,313 for 51,837 shares of its common stock.

In connection with stock offerings, the Company issued 2,307 warrants to purchase the Company's stock at $21.68 per share. The warrants expire in 2007, five years from the date of issuance. Also, 5,190 warrants were issued at $28.90 per share in connection with debt (See Note 3). The warrants expire in 2005, five years from issuance.

The Company has authorized 10,000,000 shares of Serial Preferred Stock. The Company's board of directors is authorized to designate terms of various series' of preferred stock. At December 31, 2003, the Company has designated Series A Convertible Preferred Stock. The Series A Preferred Stock is convertible to common stock on a one for one basis at any time at the option of the holder. The Series A Preferred Stock has identical voting rights as those of the Company's common stock. The Series A Preferred Stock has a 10% cumulative dividend. At December 31. 2003, there were cumulative undeclared dividends of $18,750 on the Series A Preferred Stock.


NOTE 5 - FURNITURE AND EQUIPMENT

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 years. Depreciation expense for the year ended December 31, 2003 and 2002 was $5,795 and $16,252, respectively.

Property and equipment consisted of the following at December 31, 2003:

      Office and computer equipment                              $     17,385

      Less accumulated depreciation                                   (15,305)
                                                                 ------------

      Furniture and equipment, net                               $      2,080
                                                                 ============


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

There were no stock options granted nor was there any pro forma effect of the vesting of options granted in previous periods in the years ended December 31, 2003 and 2002.

There were 27,682 options available for future grant at December 31, 2003 and 2002 under the Company's stock option plan.
                                      F-12

NOTE 7 -INCOME TAXES

The components of the provision for income taxes for years ended December 31, 2003 and 2002 are as follows:

                                                         2003              2002
                                               ---------------  ---------------
      Current tax provision (benefit)           $    (315,738)   $     (485,722)
      Deferred tax provision (benefit)                315,738           485,722
                                               ---------------  ---------------

      Total income tax provision (benefit)     $            0    $            0
                                               ==============   ===============

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                 2003                  2002
                                        -------------------  -------------------
     Federal statutory rates            $ (266,238)  (34)%    $ (421,009)  (34)%
     State income taxes                    (47,336)   (6)%       (74,296)   (6)%
     Valuation allowance for
        operating loss carry forwards      315,574    40%        493,046     40%
     Other                                       0     -%          2,258      -%
                                        -------------------  -------------------
         Effective rate                 $        0   (-0-)%   $ (- 0 -)   (-0-)%
                                        ===================  ===================

At December 31, 2003, the Company had federal net operating loss carry forwards of approximately $3,003,000 that expire from 2013 to 2023 and state net operating loss carry forwards of approximately $2,990,000 that expire from 2005 to 2008. Substantially all of the deferred income tax asset of $1,214,000 relates to income tax benefits from net operating loss carry forwards. Because of the current uncertainty of realizing the benefits of the tax carry forward, an equal valuation allowance has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 are as follows:

     Contributions carry forwards                             $         6,700
     Differences in book/tax bases of accrued compensation              6,000
     Net operating loss carry forwards                              1,201,000
                                                             ----------------
            Deferred income tax asset                               1,213,700
            Less:  valuation allowance                             (1,212,000)
                                                             ----------------
     Total deferred income tax asset                                    1,700
     Deferred income tax liability related to
     book/tax differences in bases of property and equipment           (1,700)
                                                             ----------------

            Net deferred income tax asset                     $             0
                                                             ================

The Company's valuation allowance increased by approximately $316,000 and $493,000 during the years ended December 31, 2003 and 2002, respectively.
                                      F-13

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company abandoned its corporate office lease in the year ended December 31, 2003. The former landlord has filed a claim against the Company, and the Company is actively seeking a settlement. As of December 31, 2003, the Company has an accrued liability of $25,287 related to the office lease. Total rent expense for the years ended December 31, 2003 and 2002 was $0 and $58,000, respectively. There are no future minimum lease payments as of December 31, 2003.

The Company has accrued $36,800 related to the abandoned office lease. The former landlord has filed a claim against the Company. However, the Company believes that it will be successful in settling this obligation for an amount less that what is accrued.

The Company has obligations to numerous creditors and vendors. The Company is attempting to settle these obligations, primarily through the issuance of common stock. Management believes that the Company will ultimately settle these obligations for no more than amounts accrued at December 31, 2003. However, the Company has made settlement offers to numerous creditors. These offers are represented by a specified number of shares. Any settlements will be valued at the fair value of the stock at the time the settlement is reached.

NOTE 9 - CAPITAL LEASE

The Company leases certain office equipment under a capital lease. This equipment was repossessed for non-payment in the year ended December 31, 2002. At that time, all payments were accelerated and certain interest and financing charges were added to the amount due in accordance with the lease agreement. The total amount accrued at December 31, 2003 under this agreement is $42,770. The Company recognized a loss on this event of $26,660 and is attempting to negotiate a settlement with the lessor.

NOTE 10 - BUSINESS SEGMENTS

The Company had operated in one business segment, private electronic networks for labor unions. The Company started its operations in the private electronic networks in the year ended December 31, 2001. Substantially all the operating revenue for the years ended December 31, 2002 and 2001 related to the electronic network for labor unions segment. The Company ceased operating in this segment in December 2002.

NOTE 11- DISCONTINUED OPERATIONS

In the year ended December 31, 2002, the Company determined that it would abandon its operations electronic network for labor unions segment. At December 31, 2003, the Company had no operating segments.

     ------------------ ----------------- -------------- ----------------- --------------- ---------------
                                            Remaining                       Revenues for    Revenues for
                                             Assets         Remaining      the year ended  the year ended
                                          at December      Liabilities        December        December
         Segment           Method of        31, 2002     at December 31,      31, 2002        31, 2002
      Identification        Disposal                           2002
     ------------------ ----------------- -------------- ----------------- --------------- ---------------
     ------------------ ----------------- -------------- ----------------- --------------- ---------------
     Electronic
     network for        Abandonment           NONE          $ 534,193            $ 71,266     $ 5,207
     labor unions
     ------------------ ----------------- -------------- ----------------- --------------- ---------------

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


NOTE 12- LOSS PER SHARE

Outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2003 and 2002 because the effect of their inclusion would be antidilutive.

                                                     2003                                    2002
                                     Loss       Shares    Per share         Loss       Shares    Per share
                               -------------------------------------  -------------------------------------
   Net (Loss)                   $ (788,935)                           $(1,238,261)
   Discontinued operations               0                              1,071,161
                               -----------                           -----------
   Continuing operations         (788,935)                              (167,100)
   Preferred stock dividends      (18,750)                                     0
                               -----------                           -----------

   Basic Loss Per Share:

   Loss available to common
   stockholders                $  (807,685)     1,222,711  $(0.66)     $(167,100)       225,924     $(0.74)
                                -----------                          -----------

   Effect of dilutive securities       N/A                                   N/A

   Diluted Loss Per Share                                   $(0.65)                                  $(0.74)
                                                         ==========                                =========

Warrants and options to purchase 7,497 and 10,669 shares of common stock were outstanding and excluded from the loss per share calculation at December 31, 2003 and 2002 respectively.
                                      F-15

NOTE 13 - SUBSEQUENT EVENTS

On January 2, 2004, the Company entered into an agreement with Internal Command International, Inc. ("ICI") to merge with the Company. The merger was effectuated through the issuance of 5,000,000 shares of the Company's Class A Preferred Stock in exchange for all of the outstanding common stock of ICI. The transaction also included the issuance of an additional 500,000 shares of the Company's Class A Preferred Stock to consultants as consideration for services rendered in connection with the merger.

As a result of the merger transaction with ICI, the former stockholders of ICI will hold a majority of the Company's voting stock. For financial accounting purposes, the acquisition is a reverse acquisition of the Company by ICI, under the purchase method of accounting, and will be treated as a recapitalization of the Company with ICI as the acquirer.

As a result of the merger transaction with ICI, the former ICI stockholders will hold approximately 75% of the Company's voting stock.

                                    PART III

Item 9. Directors, Executive Officers, Promoter and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:


     Name                     Age    Position
     Jay Budd                 48     Chairman  of the Board and Chief  Executive
                                     Officer

     Robert Lee               37     Director



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

Item 10. Executive Compensation

The  following  table sets forth the annual  compensation  paid to our executive officers for the three fiscal years ended December 31, 2003.

                                                    Other           Long-term
 Name and                                           Annual          Compensation
 Principal Position    Year   Salary ($) Bonus ($)  Compensation    Awards ($)
-------------------- ------- ---------- ---------- ------------- ---------------
Jay Budd              2003                  -                             -
Chairman of the       2002     30,000       -        15,410               -
Board and CEO         2001    186,557       -        66,500               -


ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS OF THE COMPANY

During the year ended December 31, 2003, the Board of Directors met 2 times and held 1 meeting via unanimous consent in lieu of a special meeting. A majority of the directors was present at each meeting, all constituting a quorum. In addition to regularly scheduled meetings, a number of Directors were involved in numerous informal discussions with management, offering advice and suggestions on a broad range of corporate matters.

Item 11. Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2003 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) the our executive officers and directors as a group.

Name and Address of                   Number of Shares             Percent
 Beneficial Owner                    Beneficially Owned (1)       of Class (2)
-------------------                  ----------------------       -------------
Jay Budd                                      117,647 (3)              07.69%
8283 North Hayden Road
Suite 250
Scottsdale, AZ  85258

Robert Lee                                          -                  -
8283 North Hayden Road
Suite 250
Scottsdale, AZ  85258

All directors and officers                    117,647                  07.69%
as a group  (1 person)

______________


(1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) The following percentages are based upon 1,529,405 shares of common stock issued and outstanding at December 31, 2003. The number of shares has been retroactively adjusted for the 1 for 28.9 reverse stock split that occurred in January of 2003.

Item 12. Certain Relationships and Related Transactions


Item 13.  Exhibits and Reports on Form 8-K

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit         Description
---------       ------------------------------
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

     The Company has confidence in its internal controls and procedures and has expanded its efforts to develop and improve its controls. Nevertheless, the Company's management, including the Chief Executive Officer, does not expect that the Company's disclosure procedures and controls, or its internal controls, will necessarily prevent all error or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that the Company is subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control issues or instances of fraud, if any, within the Company be detected.

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

     April 8, 2004.


/s/ Jay Budd
-------------------
Jay Budd, Chairman, President and
Chief Executive Officer

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Home Services International, Inc.

                                             By:   /s/ JAY BUDD
                                                  -----------------------------
                                                   Jay Budd
                                                   CHAIRMAN OF THE BOARD




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature               Title                              Date

  /s/ JAY BUDD
--------------------------
      Jay Budd             Chairman of the Board and CEO     April 8, 2004

  /s/ ROBERT LEE
-------------------------
      Robert Lee            Director                          April 8, 2004