Form 10KSB/A
period 2003-12-31
INTERNAL HYDRO INTERNATIONAL INC
filed 2004-05-13
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                    AMENDED

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

SIGNATURES.................................................................. 33

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

     April 8, 2004.


/s/ Jay Budd
-------------------
Jay Budd, Chairman, President and
Chief Executive Officer

Exhibit 32

                        HOME SERVICES INTERNATIONAL, INC.

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Jay Budd, solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to my knowledge the Annual Report of Home Services International, Inc. on Form 10-KSB for the annual period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Home Services International, Inc.


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