Form 10QSB
period 2004-03-31
INTERNAL HYDRO INTERNATIONAL INC
filed 2004-05-17
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2004

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
       For the transition period from _______________ to _________________

                                    000-29743
                            (Commission file number)


                        INTERNAL HYDRO INTERNATIONAL INC
                    ----------------------------------------
                   (Formerly Home Services International Inc)

        (Exact name of small business issuer as specified in its charter)



          Nevada                                           88-0409143
--------------------------------------------------------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)



            607 W. MARTIN LUTHER KING Jr. Blvd., TAMPA, FLORIDA 33603
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  813-231-7122
                                ----------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


There is a limited trading market for the registrant's Common Stock. There were 1,529,405 shares of Common Stock, and 5,750,000 shares of preferred stock issued and outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

            INTERNAL HYDRO INTERNATIONAL INC.INDEX TO THE FORM 10-QSB
                    FOR THE THREE-MONTHS ENDED MARCH 31, 2004


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION..................................................3

Item 1. Financial Statements...................................................3

Balance Sheet as of March 31, 2003 (unaudited) ................................3

Statements of Operations for the three-months ended
   March 31, 2004 and 2003 (unaudited).........................................4

Statements of Cash Flows for the three-months ended
   March 31, 2004 and 2003 (unaudited).........................................5

Notes to the Financial Statements..............................................6

Item 2. Management's Discussion and Analysis and Plan of Operation............12

Item 3. Controls and Procedures...............................................14

PART II. OTHER INFORMATION....................................................15

Item 1. Legal Proceedings

Item 2. Changes in Securities.................................................15

Item 6. Exhibits and Reports on Form 8-K......................................15

SIGNATURES....................................................................15

CERTIFICATIONS................................................................16

                        INTERNAL HYDRO INTERNATIONAL INC
                   (Formerly Home Services International Inc)
                                  BALANCE SHEET
                              As of March 31, 2004
                                   (UNAUDITED)

                                     ASSETS
                                     ------
                                                             March 31
                                                       2003         2004
                                                   ===========  ===========
CURRENT ASSETS
       Cash and equivalents                             $     -      $47,104
       Accounts/loan receivable                               -       10,000
                                                              -       57,104
PROPERTY & EQUIPMENT
       Computers & Equipment
          (net of accumulated depreciation)               6,593        2,080

OTHER ASSETS
       Investment in Patent - at cost                         -   18,732,000
       Product Proto-type (Note 7)                            -       24,976
       Other                                             14,111            -
                                                    -----------  -----------
                                                         14,111   18,756,976
                                                    -----------  -----------

           Total Assets                                  $20,70  $18,816,160
                                                   ============ ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                        ----------------------------------
CURRENT LIABILITIES
       Accounts payable                                $376,041  $         -
       Interest Payable                                  30,545            -
       Accrued Liabilities                               82,621            -
       Due to shareholder                                45,463      308,963
       Notes Payable                                    506,735            -
                                                   -----------  ------------
                                                      1,041,405      308,963
OTHER LIABILITIES
       Debt under professional management (Note 4)            -      906,879
                                                              -  -----------
           Total Liabilities                          1,041,405    1,215,842
                                                    -----------  -----------
STOCKHOLDERS' EQUITY
       Common stock, $.001 par value, 75,000,000
         shares authorized 1,529,405 shares issued
         and outstanding (1,439,424 in 2003)              1,439        1,530
       Preferred stock, $.001 par value, 10,000,000
         shares authorized 5,750,000 shares issued
         and outstanding (250,000 in 2003)                  250        5,750
       Additional paid-in capital                     1,538,058   20,844,353
       Accumulated deficit                           -2,560,448   -3,251,315
                                                    -----------  -----------
           Total Stockholders' Equity                -1,020,701   17,600,318
                                                    -----------  -----------
           Total Liabilities & Stockholders' Equity     $20,704  $18,816,160
                                                   ============ ============
See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC
                   (Formerly Home Services International Inc)
                             STATEMENT OF OPERATIONS
                          Quarter ended March 31, 2004
                                   (UNAUDITED)

                                                                March 31
                                                            2003        2004
                                                        -----------  -----------
NET SALES                                                $        -   $        -

COST OF SALES                                            $        -   $        -

         GROSS PROFIT                                    $        -   $        -

SELLING, GENERAL & ADMINISTRATIVE EXPENSES               $  191,548   $   97,920
                                                        -----------  -----------
         LOSS FROM OPERATIONS                               191,548       97,920

         INTEREST EXPENSE                                     4,440            -
                                                        -----------  -----------
NET LOSS                                                 $  195,988   $   97,920
                                                        ===========  ===========
BASIC NET LOSS PER COMMON SHARE                              -$0.33       -$0.07
                                                        ===========  ===========
DILUTED NET LOSS PER COMMON SHARE                            -$0.33       -$0.07
                                                        ===========  ===========

WIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                596,740    1,529,405
                                                        ===========  ===========


See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC.
                                   (UNAUDITED)
                            STATEMENTS OF CASH FLOWS

                                                                 For the Period Ended March 31,
                                                                    2003               2004
                                                               --------------- -----------------
OPERATING ACTIVITIES:

  Net loss                                                     $      (195,988)  $       (97,920)
    Adjustments to reconcile net loss to cash used
       by operating activities:
         Depreciation and amortization                                   1,282             4,513
         Issuance of common stock for services performed                87,500                 -
         Changes in assets and liabilities:
           Increase in due to shareholder                                   -            263,500
           Increase in interest payable                                  4,440            26,724
           Increase (Decrease) in accounts payable                      83,500          (115,787)
           Increase in other assets                                                      (34,976)
                                                               --------------- -----------------
           Cash (used) by operating activities                         (19,266)           46,054

                                                               --------------- -----------------
                  Net cash (used) by operating activities              (19,266)           46,054
                                                               --------------- -----------------

FINANCING ACTIVITIES:
    Issuance of common stock for cash                                        -             1,050
    Proceeds from due to officers                                       18,000
                                                               --------------- -----------------
                  Net cash provided by financing activities             18,000                 -
                                                               --------------- -----------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                            (1,266)           47,104
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                1,266                 -
                                                               --------------- -----------------
CASH AND EQUIVALENTS, END OF PERIOD                            $             -   $        47,104
                                                               ===============  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                              $             -   $             -

NONCASH INVESTING AND FINANCING ACTIVITIES:

    Issuance of common stock for services                      $        70,000   $             -
                                                               ===============  ================
    Issuance of common stock as payment on accrued liabilities $       200,000   $             -
                                                              ===============  ================
    Issuance of preferred stock for services                   $        17,500   $             -
                                                               ===============  ================
    Issuance of preferred stock for purchase of patent         $             -   $    18,732,000
                                                               ===============  ================


See accompanying notes to financial statements.

                        INTERNAL HYDRO INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004.

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

On January 2, 2004, the Company acquired the net assets of Internal Command International, Inc. ("ICI") through the issuance of 5,500,000 shares of the Company's Preferred stock. ICI is a development stage enterprise. ICI intends to manufacture and distribute its alternative energy products that use water pressure flow to generate electricity. In connection with this acquisition, the company was re-named INTERNAL HYDRO INTERNATIONAL INC.

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


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements currently include the accounts of Internal Hydro International Inc. and its wholly owned subsidiary, Internal Command International, Inc. All material inctercompany balances and transactions have been eliminated.

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

Concentration of Credit Risk
----------------------------

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at March 31, 2004.

Revenue
-------

There was no revenue generated in the quarter ended March 31, 2004.

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

Equipment and Prototype
-----------------------

The Company has capitalized the costs associated with the manufacture of two prototype machines that will be used for the generation of electricity. Dpreciation of this equipment will commence when the machines are placed is service and the useful life of the machines can be determined.


Earnings Per Share
------------------

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2004, there were no stock options and 7,497 warrants outstanding.

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

Advertising
-----------

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarter ended March 31, 2004.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs may be necessary.

The Company adopted SFAS No. 141 as the basis for recording the acquisition of the assets (including the patents) of Internal Command International Inc. The Company issued 5,500,000 Preferred Shares for this acquisition. Accordingly, the value placed upon the acquisition was $ 18,732,000. This value was determined by an independent analysis conducted by IPA Advisory & Intermediary Services, 1275 Barclay Blvd, Buffalo Grove, Illinois. 60089

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and as a result would not amortize goodwill. The Company has reviewed the provisions of this accounting pronouncement and does not believe that the effect will be material or adversely affect its results of operations or financial condition.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company borrows funds from an officer and stockholder from time to time. As at March 31, 2004, there were no terms for the repayment of these loans.

During the three month period ended March 31, 2004, the Company received a loan of $180,000 from a significant shareholder to cover operating expenses and certain accounts payable. Currently, there has been no repayment terms specified for the shareholder loans, as such, the Company has classified the loan as a Current Liability.

NOTE 4 - DEBT UNDER PROFESSIONAL MANAGEMENT

As a part of the Merger Agreement with INTERNAL COMMAND INTERNATIONAL INC., the previous Chief Executive Officer of HSVI, Jay Budd, has and does affirm that the outstanding debts of HSVI have been properly structured for management of the debt post-merger; namely, that the debt is in the hands of suitable professional debt management team, Fletcher & Associates, and that there has been set aside a pool of common stock, as part of the issued common stock of the Company, for obligation and satisfaction of the debt, and that the ongoing operations of Internal Hydro International Inc. will be held harmless for this debt.

As a result of this obligation by the previous Chief Executive Officer of HSVI, Jay Budd, and the agreement, with Fletcher & Associates, the Company has re-classified these debts from "Current Liabilities" to "Other Liabilities".

The Company is currently seeking a legal opinion regarding the timing of converting this debt to equity. Once this opinion is confirmed, this debt will be written off with a corresponding increase in Stockholders' Equity.

NOTE 5 - BUSINESS SEGMENTS

The Company operates in one business segment, the manufacture and marketing of devices that produce electrical energy from existing water, steam, air and gas flows.

NOTE 6 - PREFERRED STOCK

The Company issued 5,500,000 shares of its Preferred Stock during the three month period ended March 31, 2004 in connection with the acquisition of ICI. This series of Preferred Stock has one vote for each four shares held. The preferred stock has a 10% cumulative dividend.

NOTE 7 - BUSINESS COMBINATION

On January 2, 2004, the Company entered into an agreement with Internal Command International, Inc. ("ICI") to acquire all of the outstanding shares of ICI. The acquisition was effectuated through the issuance of 5,000,000 shares of the Company's Class A Preferred Stock in exchange for all of the outstanding common stock of ICI. The transaction also included the issuance of an additional 500,000 shares of the Company's Class A Preferred Stock to consultants as consideration for services rendered in connection with the merger.

ICI had no significant assets or liabilities other than its proprietary patented technology for alternative energy generation. ICI is a development stage company and has not yet commenced revenue generating operations. There was and is no active market for the Company's preferred stock. The Company obtained an independent valuation of the technology prior to the acquisition. The valuation report estimates the value of the technology to be $18,732,000. The Company has concluded that this valuation is the most readily determinable value for the acquisition transaction. The Company intends to begin amortizing the capitalized patent costs upon commencement of production of its machines for sale.

As a result of the acquisition of ICI, the former shareholders of ICI obtained an approximately 45% voting interest in the Company. The former shareholders and management of ICI took a 50% representation on the Company's board of directors.

In addition to the preferred shares issued, the former ICI shareholders will also receive royalties based on sales of any of ICI products,systems, designs or patents, generated by the successor entity, in an amount not to exceed $100,000,000.

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

Subject to the terms and conditions of the Merger Agreement (Plan of Reorganization) and pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, the parties to the Agreement shall effect a Type B reorganization (the "Reorganization") whereby all of the outstanding shares of ICI common stock were exchanged for 5,500,000 shares of the HSVI Class A Preferred Stock.

The Company has valued the acquisitions of these assets at $18,732,000 based upon an indication of value estimate provided by IPA Advisory & Intermediary Services, 1275 Barclay Blvd, Buffalo Grove, Illinois. 60089.

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

Results of Operations

Quarter ended March 31, 2004 vs. March 31, 2003

Revenue for the three months ended March 31, 2004 and 2003 was $-0-.

General and administrative expenses for the three months ended March 31, 2004 decreased by $93,628. The decrease is principally due to decreased consulting expenses and professional fees. All of the expenses were paid for from a loan provided by a significant shareholder.

Interest expense for the three months ended March 31, 2004 decreased by $4,440. The decrease is the result of the debt being placed with a professional debt management service.


Liquidity and capital resources

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from a loan from a significant shareholder. The Company is in discussions with several capital organizations

Management's Discussion and Analysis and Plan of Operation.

with a view to selling more common and preferred shares as a means of financing future capital needs. The company anticipates it will be successful in these discussions, however there can be no assurances that the Company will be successful in doing so.

As a part of the Merger Agreement with INTERNAL COMMAND INTERNATIONAL INC., the previous Chief Executive Officer of HSVI, Jay Budd, has and does affirm that the outstanding debts of HSVI have been properly structured for management of the debt post-merger; namely, that the debt is in the hands of suitable professional debt management team, Fletcher & Associates, and that there has been set aside a pool of common stock, as part of the issued common stock of the Company, for obligation and satisfaction of the debt, and that the ongoing operations of Internal Hydro International Inc. will be held harmless for this debt.

As a result of this obligation by the previous Chief Executive Officer of HSVI, Jay Budd, and the agreement, with Fletcher & Associates, the Company has re-classified these debts from "Current Liabilities" to "Other Liabilities".

The Company is currently seeking a legal opinion regarding the timing of converting this debt to equity. Once this opinion is confirmed, this debt will be written of with a corresponding increase in Stockholders' Equity.

Forward-looking statements

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

Off balance sheet arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended March 31, 2004, the Company did not engage in any off balance sheet transactions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no active legal claims.

This statement is based upon the obligation and agreement by the previous Chief Executive Officer of HSVI, Jay Budd, and the agreement, with Fletcher & Associates, to manage and hold the ongoing entity of Internal Hydro harmless for previous debts of the company. The Company will continue to monitor this agreement and disclose the results of this agreement in future financial statements.

Item 2 - Changes in Securities

During the three month period ended March 31, 2004 the Company granted 46,358 shares of its common stock as consideration for services provided by certain staff members. These shares were issued in April 2004. There were no underwriters involved in the issuance of these shares and the securities were not publicly offered for sale.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     31   CEO CERTIFICATIONS

     32   SECTION 906 OF THE SARBANES-OXLEY ACT

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAL HYDRO INTERNATIONAL INC.

By:   /s/ CRAIG A. HUFFMAN
 ---------------------------
          CRAIG A. HUFFMAN
          CHIEF EXECUTIVE OFFICER



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature                   Title                  Date

    /s/ CRAIG A. HUFFMAN
    --------------------------
        Craig A. Huffman, Chief Executive Officer     May 14, 2004

Exhibit 31

                                 CERTIFICATIONS

I, Craig A. Huffman, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Internal Hydro International, Inc. ("IHDR") on Form 10-QSB for the quarterly period ended March 31, 2004 ("Report") that:

(1)  I have reviewed this Report;

(2) based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

(3) based on my knowledge, the financial statements and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of IHDR as of, and for the periods presented in this Report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for IHDR and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to IHDR is made known to me by others, particularly during the period in which this Report is being prepared;

(b) evaluated the effectiveness of IHDR's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

(c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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



By:      /s/ Craig A. Huffman
      ---------------------------
             Craig A. Huffman
             Chief Executive Officer

Exhibit 32

                        INTERNAL HYDRO INTERNATIONAL INC.
                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                       PURSUANT TO18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Craig Huffman, solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to my knowledge the Quarterly Report of INTERNAL HYDRO INTERNATIONAL INC. on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Internal Hydro International, Inc.



/s/ Craig A. Huffman
------------------------
    Craig A. Huffman
    Chief Executive Officer