Form 10QSB
period 2004-06-30
INTERNAL HYDRO INTERNATIONAL INC
filed 2004-08-18
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2004

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
       For the transition period from _______________ to _________________

                                    000-29743
                            (Commission file number)

                        INTERNAL HYDRO INTERNATIONAL INC
                   ------------------------------------------
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

                                  813-231-7122
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

There is a limited trading market for the registrant's Common Stock. There were 1,575,763 shares of Common Stock, and 5,750,000 shares of preferred stock issued and outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

            INTERNAL HYDRO INTERNATIONAL INC.INDEX TO THE FORM 10-QSB
                    FOR THE THREE-MONTHS ENDED JUNE 30, 2004






                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION..................................................3

Item 1. Financial Statements...................................................3

Balance Sheet as of June 30, 2004 and 2003 (unaudited).......................3-4

Statements of Operations for the three and six months ended
   June 30, 2004 and 2003 (unaudited)..........................................5

Statements of Cash Flows for the six months ended
   June 30, 2004 and 2003 (unaudited)..........................................6

Notes to the Financial Statements...........................................7-12

Item 2. Management's Discussion and Analysis and Plan of Operation.........13-15

Item 3. Controls and Procedures...............................................15

PART II. OTHER INFORMATION....................................................17

Item 2. Changes in Securities.................................................17

SIGNATURES....................................................................17

CERTIFICATIONS.............................................................18-19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                        INTERNAL HYDRO INTERNATIONAL INC
                   (Formerly Home Services International Inc)

                                  BALANCE SHEET
                                  -------------
                               As of June 30, 2004
                                   (UNAUDITED)

                                     ASSETS
                                    -------             June 30
                                                  2003            2004
CURRENT ASSETS                              --------------- ---------------
Cash and equivalents                          $           -   $      11,652
Accounts/loan receivable                                  -          12,000
                                            --------------- ---------------
                                                          -          23,652
                                            --------------- ---------------
PROPERTY & EQUIPMENT
Computers & Equipment
    (net of accumulated depreciation)                 5,130           2,080
                                            --------------- ---------------

OTHER ASSETS

Investment in Patent - at cost                            -      18,732,000

Product Proto-type (Note 7)                               -         114,726
Other                                                     0               -
                                            --------------- ---------------
                                                          0      18,846,726
                                            --------------- ---------------

    Total Assets                              $       5,130   $  18,872,458
                                            =============== ===============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
CURRENT LIABILITIES
Accounts payable                              $     326,027   $       7,909
Interest Payable                                     38,336               -
Accrued Liabilities                                  82,621               -
Due to shareholder                                  105,463         463,963
Notes Payable                                       506,735          60,000
                                            --------------- ---------------
                                                  1,059,182         531,872
OTHER LIABILITIES

Debt under professional management (Note 4)               -         906,879
                                            --------------- ---------------
    Total Liabilities                             1,059,182       1,438,751
                                            --------------- ---------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000
  shares authorized 1,575,763 shares issued
  and outstanding (1,439,424 in 2003)                 1,439           1,576
Preferred stock, $.001 par value, 10,000,000
  shares authorized 5,750,000 shares issued
  and outstanding (250,000 in 2003)                     250           5,750
Additional paid-in capital                        1,538,058      21,148,168
Accumulated deficit                              -2,593,799      -3,721,787
                                            --------------- ---------------
    Total Stockholders' Equity                   -1,054,052      17,433,707
                                            --------------- ---------------

    Total Liabilities & Stockholders' Equity  $       5,130   $  18,872,458
                                            =============== ===============

See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC
                   (Formerly Home Services International Inc)

                             STATEMENT OF OPERATIONS
                             -----------------------
                           Quarter ended June 30, 2004
                                   (UNAUDITED)

                                      3 Months         6 Months         3 Months         6 Months
                                   ended June 30     ended June 30    ended June 30    ended June 30
                                       2003              2003             2004             2004
                                  ---------------- ---------------- ---------------- ----------------
NET SALES                           $            -   $            -   $            -   $            -

COST OF SALES                       $            -   $            -   $            -   $            -
                                  ---------------- ---------------- ---------------- ----------------
    GROSS PROFIT                    $            -   $            -   $            -   $            -

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES             $       25,560   $      217,108   $      444,759   $      542,679

    LOSS FROM OPERATIONS                    25,560          217,108          444,759          542,679

    INTEREST EXPENSE                         7,791           12,231           25,713           25,713

NET LOSS                            $       33,351   $      229,339   $      470,472   $      568,392
                                  ---------------- ---------------- ---------------- ----------------
BASIC NET LOSS PER COMMON SHARE     $        -0.02   $         0.38   $         0.30   $         0.37

DILUTED NET LOSS PER COMMON SHARE   $        -0.02   $         0.38   $         0.30   $         0.37

WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING                  596,740          596,740        1,575,763        1,552,702
                                  ---------------- ---------------- ---------------- ----------------

See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC.
                                   (UNAUDITED)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                 For the Period Ended June 30,
                                                                    2003               2004
                                                             ----------------- -----------------
OPERATING ACTIVITIES:

  Net loss                                                     $      (229,339)  $     (568,392)
    Adjustments to reconcile net loss to cash used
       by operating activities:
        Depreciation & amortization of fixed assets                      2,745           -
        Amortization of debt discount                                                     25,713
        Issuance of common stock for services performed                287,500           278,148
         Changes in assets and liabilities:
           Increase in interest payable                                 12,231
           Decrease in lease deposits                                   14,111
           Increase (Decrease) in accounts payable                    (166,514)            7,909
           Increase in other assets                                                     (126,726)
                                                             ----------------- -----------------
           Cash (used) by operating activities                         (79,266)         (383,348)

                                                             ----------------- -----------------
                  Net cash (used) by operating activities              (79,266)         (383,348)
                                                             ----------------- -----------------
FINANCING ACTIVITIES:
    Note Payable                                                          -               60,000
    Proceeds from due to officers or shareholders                       78,000           335,000
                                                             ----------------- -----------------
                  Net cash provided by financing activities             78,000           395,000

                                                             ----------------- -----------------
CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                            (1,266)           11,652
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                1,266            -
                                                             ----------------- -----------------
CASH AND EQUIVALENTS, END OF PERIOD                            $             -   $        11,652
                                                             =================  ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                              $             -   $             -

NONCASH INVESTING AND FINANCING ACTIVITIES:

    Issuance of common stock for services                      $        70,000   $       278,148
                                                            ==================  ================
    Issuance of common stock as payment on accrued liabilities $       200,000   $             -
                                                            ==================  ================
    Issuance of preferred stock for services                   $        17,500   $             -
                                                            ==================  ================
    Issuance of preferred stock for purchase of patent         $            -    $    18,732,000
                                                            ==================  ================

See accompanying notes to financial statements.

                        INTERNAL HYDRO INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2004.

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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



NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements currently include the accounts of Internal Hydro International Inc. and its wholly owned subsidiary, Internal Command International, Inc. All material inter-company balances and transactions have been eliminated.

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


Concentration of Credit Risk
----------------------------

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at June 30, 2004.

Revenue
-------

There was no revenue generated in the quarter ended June 30, 2004.

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

Equipment and Prototype
-----------------------

The Company has capitalized the costs associated with the manufacture of two prototype machines that will be used for the generation of electricity. Depreciation of this equipment will commence when the machines are placed is service and the useful life of the machines can be determined.


Earnings Per Share
------------------

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2004, there were no stock options and 7,497 warrants outstanding.

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

Advertising
----------

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarter ended June 30, 2004.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

The Company adopted SFAS No. 141 as the basis for recording the acquisition of the assets (including the patents) of Internal Command International Inc. The Company issued 5,500,000 Preferred Shares for this acquisition. Accordingly, the value placed upon the acquisition was $ 18,732,000. This value was determined by an independent analysis conducted by IPA Advisory & Intermediary Services, 1275 Barclay Blvd, Buffalo Grove, Illinois. 60089

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In December 2003, the FASB revised FIN 46 to reflect decisions it made regarding a number of implementation issues. FIN 46, as revised, requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. This interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The interpretation also establishes additional disclosures which are required regarding an enterprise's involvement with a variable interest entity when it is not the primary beneficiary. The requirements of this interpretation are required to be applied for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions must be applied for the first interim or annual period ending after December 15, 2003. The Company does not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities, and therefore the adoption of this standard did not have any effect on the Company's financial position and results of operations.


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company borrows funds from officers and stockholders from time to time. As at June 30, 2004, there were no terms for the repayment of these loans.

During the three month period ended June 30, 2004, the Company received loans of $155,000 from significant shareholders to cover operating expenses and certain accounts payable. Currently, there has been no repayment terms specified for the shareholder loans, as such, the Company has classified the loan as a Current Liability.

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

The Company is currently seeking a legal opinion regarding the timing of converting this debt to equity. Once this opinion is confirmed, this debt will be settled with a corresponding increase in Stockholders' Equity.


NOTE 5 - BUSINESS SEGMENTS

The Company operates in one business segment, the manufacture and marketing of devices that produce electrical energy from existing water, steam, air and gas flows.


NOTE 6 - COMMON STOCK

The Company issued 46,358 shares of its Common Stock during the three month period ended June 30, 2004 for services rendered to the Company. The value of these services is recorded at $278,148, which was based upon the closing price of the Company's shares at April 1, 2004.

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

In addition to the preferred shares issued, the former ICI shareholders will also receive royalties based on sales of any of ICI products, systems, designs or patents, generated by the successor entity, in an amount not to exceed $100,000,000.

NOTE 8 - NOTE PAYABLE

The Note Payable is a 1 year Term, due April 30, 2005. The Note carries an interest rate payable of 12% per annum. The Note is Convertible into common stock at the discretion of the Lender, including all accrued interest at the lessor of $7.50 per share or at a 30% discount to the three lowest closing bid prices for the five days prior to the conversion date. The Note also includes a warrant to purchase 100,000 shares of common stock at a price of $5.00 per share for a period of 5 years.

The Company has valued the beneficial conversion feature of this Note Payable at $25,713. This amount was charged to interest expense.

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

Results of Operations
---------------------

Quarter ended June 30, 2004 vs. June 30, 2003

Revenue for the three months ended June 30, 2004 and 2003 was $-0-.

General and administrative expenses for the three months ended June 30, 2004 increased by $411,408. The increase is principally due to increased costs related to the Company's expanded effort to finalize an equity financing to commence marketing of the EC IV machines. All of the expenses were paid for from loans provided by significant shareholders, services provided for shares and a note payable from an investment broker.

Interest expense for the three months ended June 30, 2004 decreased by $7,791. The decrease is the result of the debt being placed with a professional debt management service.

Liquidity and capital resources

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. The Company is in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. The company anticipates it will be successful in these discussions, however there can be no assurances that the Company will be successful in doing so.

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

Off balance sheet arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended June 30, 2004, the Company did not engage in any off balance sheet transactions.

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

Item 2 - Changes in Securities

During the three month period ended June 30, 2004 the Company granted 46,358 shares of its common stock as consideration for services provided by certain staff and Board members. These shares were issued in April 2004. There were no underwriters involved in the issuance of these shares and the securities were not publicly offered for sale.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certifications pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.


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


       Signature                   Title              Date

    /s/ CRAIG A. HUFFMAN
--------------------------
        Craig A. Huffman, Chief Executive Officer     August 16, 2004

Exhibit 31.1 CERTIFICATIONS

I, Craig A. Huffman, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Internal Hydro International, Inc. ("IHDR") on Form 10-QSB for the quarterly period ended June 30, 2004 ("Report") that:

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

Exhibit 32.1

                        INTERNAL HYDRO INTERNATIONAL INC.
                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                       PURSUANT TO18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Craig Huffman, solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to my knowledge the Quarterly Report of INTERNAL HYDRO INTERNATIONAL INC. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Internal Hydro International, Inc.


/s/ Craig A. Huffman
------------------------
    Craig A. Huffman
    Chief Executive Officer