Form 10QSB
period 2004-09-30
INTERNAL HYDRO INTERNATIONAL INC
filed 2004-11-24
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the quarterly period ended September 30, 2004

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
       For the transition period from _______________ to _________________

                                    000-29743
                            (Commission file number)

                        INTERNAL HYDRO INTERNATIONAL INC
--------------------------------------------------------------------------------
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


            607 W. MARTIN LUTHER KING Jr. Blvd., TAMPA, FLORIDA 33603
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  813-231-7122
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

There is a limited trading market for the registrant's Common Stock. There were 14,376,395 shares of Common Stock, and 28,750,000 shares of preferred stock issued and outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

            INTERNAL HYDRO INTERNATIONAL INC.INDEX TO THE FORM 10-QSB
                  FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2004


                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION..................................................3

Item 1. Financial Statements...................................................3

Balance Sheet as of September 30, 2004 and 2003(unaudited).....................3

Statements of Operations for the three and nine months ended
   September 30, 2004 and 2003 (unaudited).....................................4

Statements of Cash Flows for the nine months ended
   September 30, 2004 and 2003 (unaudited).....................................5

Notes to the Financial Statements..............................................6

Item 2. Management's Discussion and Analysis and Plan of Operation............13

Item 3. Controls and Procedures...............................................15

PART II. OTHER INFORMATION....................................................17

Item 1. Legal Proceedings.....................................................17

Item 2. Changes in Securities.................................................17

Item 6. Exhibits and Reports on Form 8-K......................................17

SIGNATURES....................................................................18

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                        INTERNAL HYDRO INTERNATIONAL INC
                   (Formerly Home Services International Inc)

                                  BALANCE SHEET
                               ------------------
                            As of September 30, 2004
                                   (UNAUDITED)

                                     ASSETS
                                     -------

                                                                        September 30
                                                                     2003           2004
                                                             -------------- --------------
CURRENT ASSETS
   Cash and equivalents                                       $           -  $          27
   Accounts/loan receivable                                               -          7,000
                                                             -------------- --------------
                                                                          -          7,027
                                                             -------------- --------------
PROPERTY & EQUIPMENT
   Computers & Equipment
        (net of accumulated depreciation)                             3,667          2,080
                                                             -------------- --------------
OTHER ASSETS
   Investment in Patent - at cost                                         -     18,732,000
   Product Proto-type (Note 7)                                            -        149,547
   Other                                                                  0              -
                                                             -------------- --------------
                                                                          0     18,881,547
                                                             -------------- --------------

              Total Assets                                    $       3,667  $  18,890,654
                                                             ==============  =============
                       LIABILITIES & STOCKHOLDERS' EQUITY
                       -----------------------------------
CURRENT LIABILITIES
   Accounts payable                                           $     330,425  $      53,858
   Interest Payable                                                  46,127              -
   Accrued Liabilities                                               82,621          1,800
   Due to shareholder                                               108,963         78,000
   Notes Payable                                                    506,735         60,000
                                                             -------------- --------------
                                                                  1,074,871        193,658
OTHER LIABILITIES
   Debt under professional management (Note 4)                            -        906,879
                                                             -------------- --------------
              Total Liabilities                                   1,074,871      1,100,537
                                                             -------------- --------------
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000 shares authorized
14,376,395 shares issued and outstanding (7,197,120 in 2003)          1,439          2,639
Preferred stock, $.001 par value, 10,000,000 shares authorized
28,750,000 shares issued and outstanding (1,250,000 in 2003)            250          5,750
Additional paid-in capital                                        1,538,058     23,169,071
Stock subscription receivable                                             0        -80,750
Accumulated deficit                                              -2,610,951     -5,306,593
                                                             -------------- --------------
              Total Stockholders' Equity                         -1,071,204     17,790,117
                                                             -------------- --------------

              Total Liabilities & Stockholders' Equity        $       3,667  $  18,890,654
                                                             ============== ==============

See accompanying notes to financial statements.

                        INTERNAL HYDRO INTERNATIONAL INC
                      (Formerly Home Services International
                                      Inc)

                             STATEMENT OF OPERATIONS

                        Quarter ended September 30, 2004
                                   (UNAUDITED)

                                     3 Months         9 Months         3 Months         9 Months
                                  ended Sept 30    ended Sept 30    ended Sept 30    ended Sept 30
                                       2003             2003             2004             2004
                                ---------------- ---------------- ---------------- ----------------
NET SALES                        $             -  $             -  $             -  $             -

COST OF SALES                    $             -  $             -  $             -  $             -
                                ---------------- ---------------- ---------------- ----------------

       GROSS PROFIT              $             -  $             -  $             -  $             -

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES          $         9,361  $       226,469  $     1,583,006  $     2,125,685
                                ---------------- ---------------- ---------------- ----------------

       LOSS FROM OPERATIONS                9,361          226,469        1,583,006        2,125,685

       INTEREST EXPENSE                    7,791           20,022            1,800           27,513
                                ---------------- ---------------- ---------------- ----------------

NET LOSS                         $       -17,152  $      -246,491  $    -1,584,806  $    -2,153,198
                                ================ ================ ================ ================
BASIC NET LOSS PER COMMON SHARE  $         -0.02  $         -0.08  $         -0.11  $         -0.22
                                ================ ================ ================ ================
DILUTED NET LOSS PER COMMON SHARE $        -0.02  $         -0.08  $         -0.11  $         -0.22
                                ================ ================ ================ ================
WEIGHTED AVERAGE OF

COMMON SHARES OUTSTANDING              2,983,700        2,983,700       14,376,395        9,992,060
                                ================ ================ ================ ================

See accompanying notes to unaudited financial statements

                                         INTERNAL HYDRO INTERNATIONAL INC.

                                                    (UNAUDITED)

                                             STATEMENTS OF CASH FLOWS

                                                                 For the Period  Ended Sept 30,
                                                                    2003               2004
                                                             ----------------- -----------------

  Net loss                                                     $      (246,491)  $    (2,153,198)
    Adjustments to reconcile net loss to cash used
       by operating activities:
        Depreciation & amortization of fixed assets                      4,208                 -
        Amortization of debt discount                                                     25,713
        Issuance of common stock for services performed                287,500         1,789,401
         Changes in assets and liabilities:
           Decrease in lease deposits                                   14,111
           Increase in interest payable                                 20,022
           Increase (Decrease) in accounts payable                    (162,116)           81,371
           Increase in other assets                                                     (156,547)
                                                             ----------------- -----------------
           Cash (used) by operating activities                         (82,766)         (413,260)

                                                             ----------------- -----------------
                  Net cash (used) by operating activities              (82,766)         (413,260)
                                                             ----------------- -----------------

FINANCING ACTIVITIES:
    Note Payable                                                          -               60,000
    Proceeds from due to officers or shareholders                       81,500           353,233
                                                             ----------------- -----------------
                  Net cash provided by financing activities             81,500           413,233

                                                             ----------------- -----------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                            (1,266)               27
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                1,266                 -
                                                             ----------------- -----------------
CASH AND EQUIVALENTS, END OF PERIOD                            $             -   $            27
                                                             =================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                              $             -   $             -

NONCASH INVESTING AND FINANCING ACTIVITIES:

    Issuance of common stock for services                      $       287,500   $     1,789,401
                                                            ==================  ================
    Issuance of common stock as payment on shareholder loans   $                 $       442,963
                                                            ==================  ================
    Issuance of preferred stock for purchase of patent         $            -    $    18,732,000
                                                            ==================  ================

See accompanying notes to financial statements.

                        INTERNAL HYDRO INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

Basis of Presentation
----------------------

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

Principles of Consolidation
----------------------------

The accompanying consolidated financial statements currently include the accounts of Internal Hydro International Inc. and its wholly owned subsidiary, Internal Command International, Inc. All material inter-company balances and transactions have been eliminated.

Use of Estimates
-----------------

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


Concentration of Credit Risk
-----------------------------

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at September 30, 2004.

Revenue
--------

There was no revenue generated in the quarter ended September 30, 2004.

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

Earnings Per Share
-------------------

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2004, there were no stock options and 7,497 warrants outstanding.

Stock Based Compensation
-------------------------

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

Advertising
------------

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarter ended September 30, 2004.

Recently Issued Accounting Pronouncements
------------------------------------------

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


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company borrows funds from officers and stockholders from time to time. As at September 30, 2004, there were no terms for the repayment of these loans.

During the three month period ended September 30, 2004, the Company received loans of $78,000 from significant shareholders to cover operating expenses and certain accounts payable. Currently, there has been no repayment terms specified for the shareholder loans, as such, the Company has classified the loan as a Current Liability.


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

NOTE 6 - COMMON STOCK

The Company issued 1,036,066 shares of its Common Stock during the three month period ended September 30, 2004 for services rendered to the Company. The value of these services is recorded at $176,131, which was based upon the closing price of the Company's shares at September 30, 2004.

The Company issued 1,317,250 shares of its Common Stock during the three month period ended September 30, 2004 for the forgiveness of debt to a shareholder. The value of these services is recorded at $1,789,401 for the nine month period ended September 30, 2004 which was based upon the bid price of the Company's shares at the date of the issuance. The Company granted 2,805,330 common shaes as consideration for services in the three months ended September 30, 2004.

On September 10, 2004 the Company split the Common and Preferred Stock on a 5 for 1 basis. As a result of this stock split each shareholder of record received and additional 4 shares for each share held. This transaction increased the Common Shares issued from 2,875, 279 to 14,376,395 and the Preferred Shares issued from 5,750,000 to 28,750,000.

On July 29, 2004(the Company entered into a Stock Purchase Agreement ("Purchase Agreement"), effective October 7, 2004, with Langley Park Investments Plc ("Langley"), a corporation organized under the laws of England and Wales which is admitted to trade on the London Stock Exchange ("LSE") as an investment trust. Pursuant to the Purchase Agreement, the Company sold 2,375,000 shares (post-split) of its common stock ("Company Stock") to Langley for a total purchase price of $1,700,000.

Langley payed the purchase price by delivering 882,778 Ordinary Shares of Langley ("Langley Shares") to the Company with a value of one (1.00) British Pound Sterling (approximately U.S.$1.80) per share. The Company will issue the Company Stock to Langley Both the Company Stock and the Langley Shares will initially be placed into escrow, including fifty percent (50%) of the Langley Shares to be deposited into escrow as Downside Price Protection (the "Langley Escrow Shares"). The Langeley Shares were not delivered to the Company until a date subsequent to September 30, 2004. Accordingly, the transaction has bee recorded as a stocksubscription receivable at September 30, 2004.

The Company intends to liquidate the Langley Shares released to it within a reasonable period of time following their listing on the LSE in order to fund operations. Although the parties have agreed upon a value of one (1.00) British Pound Sterling (approximately U.S.$1.80 per share) per Langley Share, there can be no assurances that the Company can liquidate some or all of the Langley Shares at that price. On November 15, 2004 Company sold 441,389 shares of Langley Park Investment, (London Exchange: LPI) for $243,990.90. This was the first liquidation purusant to the Agreement.

On the two (2) year anniversary of the Purchase Agreement ("Two Year Anniversary"), the market value of the Company's common stock will be compared to the purchase price of the Company Stock under the Purchase Agreement"Market Value" is defined as the average of the ten (10) closing bid prices per share of the Company's common stock during the ten (10) trading days immediately preceding the Two Year Anniversary of the Agreement. If the Market Value of the Company's common stock on the Two Year Anniversary is the same or higher than purchase price per share, then at that time, the Company will receive all of the Langley Escrow Shares. If the Market Value on the Two Year Anniversary is less than purchase price per share, then for each percentage point decline in value, the Company must sell a corresponding percentage of the Langley Escrow Shares back to Langley for nominal consideration, up to the maximum number of Langley Escrow Shares, and the balance of the Langley Escrow Shares is released from escrow to the Company.


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

Results of Operations
---------------------

Quarter ended September 30, 2004 vs. September 30, 2003

Revenue for the three months ended September 30, 2004 and 2003 was $-0-.

General and administrative expenses for the three months ended September 30, 2004 increased by $251,523. The increase is principally due to increased costs related to the Company's expanded effort to finalize an equity financing to commence marketing of the EC IV machines. All of the expenses were paid for from loans provided by significant shareholders, services provided for shares and a note payable from an investment broker.

Interest expense for the three months ended September 30, 2004 decreased by $7,791. The decrease is the result of the debt being placed with a professional debt management service.

Liquidity and capital resources
-------------------------------

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

Off balance sheet arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended September 30, 2004, the Company did not engage in any off balance sheet transactions.

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

Item 2 - Changes in Securities

During the three month period ended September 30, 2004 the Company granted 1,036,066 shares of its common stock as consideration for services provided by certain staff and Board members. These shares were issued in September 2004. There were no underwriters involved in the issuance of these shares and the securities were not publicly offered for sale.

During the three month period ended September 30, 2004 the Company granted 263,450 shares of its Common Stock consideration for the forgiveness of debt to a shareholder. These shares were issued in August 2004. There were no underwriters involved in the issuance of these shares and the securities were not publicly offered for sale.

On September 10, 2004 the Company split the Common and Preferred Stock on a 5 for 1 basis. As a result of this stock split each shareholder of record received and additional 4 shares for each share held. This transaction increased the Common Shares issued from 2,875, 279 to 14,376,395 and the Preferred Shares issued from 5,750,000 to 28,750,000.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to18 u.s.c. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

8-K filed August 30, 2004 - On August 28, 2004, the Board of Directors (the Board) of the Company voted on, and passed a resolution which which is revoking the earlier announcement and order for a forward split of the shares.

8-K filed August 4, 2004 - On July 28, 2004, the Board of Directors (the Board) of the Company voted on, and passed a resolution for certain changes in the operations of the company and in the capital structure of the company.

8-k filed July 20, 2004 - On July 8, 2004, the registrant made a press announcement that it had entered into a preliminary agreement with KINETIC ENERGY SYSTEMS, INC. (KINETIC), privately held Florida Corporation, for a strategic partnership.

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



       Signature                   Title                            Date

    /s/ CRAIG A. HUFFMAN
--------------------------
        Craig A. Huffman, Chief Executive Officer     November 22, 2004

Exhibit 31.1 CERTIFICATIONS

I, Craig A. Huffman, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Internal Hydro International, Inc. ("IHDR") on Form 10-QSB for the quarterly period ended September 30, 2004 ("Report") that:

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

I, Craig Huffman, solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to my knowledge the Quarterly Report of INTERNAL HYDRO INTERNATIONAL INC. on Form 10-QSB for the quarterly period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Internal Hydro International, Inc.


/s/ Craig A. Huffman
------------------------
    Craig A. Huffman
    Chief Executive Officer