Form 10-K
period 2004-12-31
INTERNAL HYDRO INTERNATIONAL INC
filed 2005-05-19
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                    000-29743
                            (Commission file number)

                        INTERNAL HYDRO INTERNATIONAL INC.
                   (Formerly Home Services International Inc)

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

                                  813-231-7122
                           --------------------------
                           (Issuer's telephone number)


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

Revenue for the year ended December 31, 2004:  $0.00

There is a limited trading market for the registrant's Common Stock. There were 18,218,127 shares of Common Stock, and 28,530,750 shares of class "A" preferred stock issued and outstanding as of December 31, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS




Item Number and Caption
Page



PART I


Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders


PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operations

Item 7. Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K.

Item 14. Controls and Procedures.

Item 15. Principal Accountant Fees and Services

                                     PART I



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

The Company was an all-inclusive telecom, video, Internet, entertainment and security provider. It was in the business of enhancing the lives of our subscribers, who benefit from the added value of high-quality services and a fully integrated system made available by a single company. Subscribers were afforded the luxury of accessing these services using state-of the-art technology that included hardware, software and network connectivity.

The Company was also a content provider. Once logged off the community network, subscribers could access the Internet and a host of special offerings, over multi-speed connections. Subscribers could enjoy the benefit of exclusive network content and global Internet service.

1-866-UNIONET

1-866-Unionet was a private network, customized for more than 17 million potential labor union subscribers. Once deployed, this multipurpose and interactive network would generate on-going revenue for our partners and us. This network also incorporated sponsor participation with a potential of over 3 billion advertising dollars. This model is representative of all our solutions, including our integrated communities, business networks, and all other subscriber groups.

The Company intended to develop the subscriber base from within the union membership. It would utilize the SmartFone and other interactive devices to connect subscribers to a private and secure Intranet. Offering members both an exclusive Intranet, and a gateway for Internet access, establishes a market for our current and future technologies. The unique technical infrastructure allows simple "plug & play" flexibility. 1-866-Unionet's network design offered cost effective scalable services. Unions and labor organizations were to have a financial stake in their own technology solution.



Overview of New Business

The Company determined that it would exit the telecommunications business. It developed a new business plan to become a provider of services to homebuyers.

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

INTERNAL HYDRO INTERNATIONAL INC. owns an alternative power system. The Energy Commander IV (EC IV) is a patented technology, utilizing wastewater, fluid or gas flow from any source where flow pressure is present, and yet wasted, to create electricity. The system takes in the wasted pressure flow, where it goes through the heart of the system, and into pistons that create massive mechanical forces, all of which is transferred to a generator creating both electricity, and optional air pressure, both being for direct use or storage. The water or gas then moves out of the unit, to it's original destination, without added waste. The system is noiseless and emission free

IHI has prepared a business model that will market the EC IV system through a distributor's network around the world. Numerous municipalities, counties, manufacturing, textile, petroleum, residential development, and other industries have entered into agreements and intents with IHI for application of these units.

The first goal of the new management of IHDR was the perfection of the technology to prove the large scale of the power potential of the Energy Commander technology. This entailed the intricacy of design and engineering of a new style of unit on a much larger scale. It required the acquisition of materials, fabrication of machined parts never before made; the manufacture and design of a valve system so unique that it would qualify as a new intellectual asset; the assembly of the unit; and the testing of the unit under pressure simulation. This work resulted in the final production of a unit in late August, 2004 (the Energy Commander IV - A Model). The EC IV (A) was a four cylinder unit, designed for a four inch feed of water at 65 p.s.i. The EC IV (A) was shown to produce energy via its 25 kilowatt generator, successfully under real world conditions. With the successful completion of the EC IV (A) the company proceeded to design a smaller sized unit which would produce even more power. The planning and design of the variant model EC IV (B) has now begun. The EC IV
(B) will be an eight cylinder unit 50% the size of the (A) model producing 30 kilowatts at 55 p.s.i. The new design will call for new parts, a new engineering firm, new plans and new equipment to make it smaller and standardized for mass production.


The Company's management sought to further its business plan by acquisition of further similar technologies and by execution of contracts for future units and rights to distribution of the technology.

KINETIC ENERGY:

On July 8, 2004, Internal Hydro International made an announcement that it had entered into an agreement with KINETIC ENERGY SYSTEMS, INC. (KINETIC), a privately held Florida Corporation, for a strategic partnership. Internal Hydro received 20% of the shares of the private company, with access to license and develop the technology Kinetic held for underwater and over water power generation. Internal Hydro International issued 1,250,000 shares of treasury stock for this interest. Internal Hydro agreed to help develop the technology and market it within its resources.

ETIG

On November 3, 2004, the Company entered into agreement with El Tigre Development (ETIG), a Nevada Corporation, for the purchase of one hundred units of the Company's Energy Commander IV units. The purchase price of the one hundred units was $2,250,000, with the first ten units to cost $50,000 each. The agreement itself had a three year term and called for the Company and ETIG to share in revenue generated from each unit beyond the purchase price. For the first ten units, revenue is 20% for the Company from any source on the units. Additional units include 50% revenue to the Company. In exchange for the initial ten-unit purchase, the Company granted rights for placement to ETIG in the states of Washington, North Carolina, Oregon and Utah. Upon execution of the first ten-unit purchase, two lines of credit to the Company will become effective. Each line of credit shall be for $5,000,000 to the Company's benefit. The first line of credit will entitle ETIG to place units in Idaho and Asia. The second line of credit will entitle ETIG to place units in South America and Scotland.

On December 15, 2004, the Company had not received the initial payment for the ten-unit order and ETIG, which had renamed itself McGregor Energy, Inc., requested a thirty (30) day extension for the payment of the initial ten units. The extension was granted. As of December 31, 2004, the Company has not received payment on the initial ten-units.

NEW IMPACT

On November 2, 2004 Internal Hydro International and New Impact, LLC, a private Arizona based Company, entered into a contract for the purchase of energy units from IHDR, with follow on rights for distribution and use of IHDR's technology. The initial phase of the contract calls for IHDR to supply ten units at a purchase price of $500,000 for use in New Impact's water treatment facilities and other areas in the Southwest. This contract has not been funded to date.

LETTERS OF INTENT

Throughout the year, the company released news on a limited number of letters of intent from potential users of the production units when they are available. To date, all such potential users and parties of interest still want to acquire units for use once production units of the new version of the unit is available.

Employees
As of December 31, 2004, the company employed 3 full time employees.


Item 2. Description of Property

The Company leases its principal executive office, which is located in a shared office facility in Tampa, Florida at a monthly rent of $ 981. This lease is month to month.


Item 3. Legal Proceedings

A former employee and director has suggested he and several shareholders are threatening to sue the Company over breach of agreement relating to the company's refusal to forward certain share certificates that are alleged to be owed to them.

The Company has been advised a judgment is pending from a creditor for non-payment of a debt of approximately $43,000.

Item 4. Submission or Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the year ended December 31, 2004.


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock under the registered name of Internal Hydro International, Inc. was first quoted in June of 2002, and now trades on the Over-the-Counter ("OTC") Bulletin Board under the symbol "IHDR".

Set forth below are the high and low closing prices for the Company's common stock as reported on the OTC Bulletin Board for the last four quarters (accounting for share split):

        Quarter Ended                                  High            Low
        ------------------------------                 ----------      --------
        December 31, 2004                              $0.26           $0.12
        September 30, 2004                             $1.30           $0.15
        June 30, 2004                                  $2.10           $0.90
        March 31, 2004                                 $2.00           $1.10


The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.


Record Holders

As of December 31, 2004 the Company had 184 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

Sale of Common Stock.

There were no underwriting discounts or commissions in connection with the Private Placements.

The proceeds from Private Placements were used by the Company for funding of general corporate purposes.

On July 27, 2004, the Board of Directors approved a 5 to 1 stock split of the Company's common and preferred stock, effective September 10, 2004. The stock split increased the number of outstanding common shares from 2,875,279 to 14,376,395 and the number of outstanding preferred shares from 5,750,000 to 28,750,000 as of September 10, 2004. All references to the Company's common stock in the financial statements have been restated to reflect the stock split.


Item 6.  Management's Discussions and Analysis or Plan of Operations


General

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2004 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

In December of 2002, the Company determined that its business plan of becoming an all-inclusive telecom, messaging and communications provider would not be successful. The Company therefore wound down those operations and began searching for new business ventures. The Company has incurred net losses of $2,364,460 since inception.

In December of 2002, TVCM reorganized, to become a "home services provider" to attract investors and customers. The Company intended to become a provider of services to homebuyers. The services would include design, construction management and financing for individuals building their own custom homes. The Company intended to raise capital in order to broker and originate residential mortgage loans.

The  Company  issued   "stock-for-debt"  and  rolled  back  the  share  issuance
outstanding 28.9 to 1.

Tel-Voice Communications, Inc., changed its name to Home Services International Inc., and postured to grow and attract investment thus allowing the company to meet its obligations and provide increased shareholder value.

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



Results of Operations

Year ended December 31, 2004 vs. December 31, 2003

Liquidity and capital resources

The Company has incurred additional deficits in cash flow from operating activities. As a part of the Merger Agreement with INTERNAL COMMAND INTERNATIONAL INC., the then Chief Executive Officer of HSVI, Jay Budd, has and does affirm that the outstanding debts of HSVI have been properly structured for management of the debt post-merger; namely, that the debt is in the hands of suitable professional debt management team, including Fletcher & Associates, and Harry J. Miller, PLLC, that there has been set aside as part of the issued common stock for obligation and satisfaction of the debt, and that the incoming principals of ICI will be held harmless for this debt.

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. The Company has estimated a $1,201,000 deferred income tax asset related to net operating loss carry forwards at December 31, 2004. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.


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

Off balance sheet arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the year ended December 31, 2004, the Company did not engage in any off balance sheet transactions.

Item 7.  Financial Statements

                INTERNAL HYDRO INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                TABLE OF CONTENTS
                                                                       PAGE (S)

INDEPENDENT AUDITORS' REPORT 11

CONSOLIDATED BALANCE SHEETS 12

CONSOLIDATED STATEMENTS OF OPERATIONS 13

CONSOLIDATED STATEMENTS OF CASH FLOWS 14

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 16-22

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the  Stockholders  and Board of  Directors of Internal  Hydro  International,
Inc.:


We have audited the balance sheet of Internal Hydro International, Inc. (the Company), a development stage company, as of December 31, 2004, and the related statements of operations, stockholders' deficit and cash flows for the year then ended and January 21, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internal Hydro International, Inc. as of December 31, 2004, and the results of its operations and cash flows for year then ended and January 21, 2003 (date of inception) to December 31, 2003, in conformity with accounting standards generally accepted in the United States of America.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and had a net working capital deficiency of $1,035,842 at December 31, 2004. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



/s/  EPSTEIN, WEBER & CONOVER, PLC
     Scottsdale, Arizona
     May 12, 2005




                                    PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. On January 2, 2004 when then Home Services International Inc. acquired the shares of the Internal Command International Inc. the Directors were Jay H. Budd and Robert E. Lee. After this transaction, Robert E. Lee resigned and Mark Pena and Wade Kenyon were appointed as Directors. On January 2, 2004 when then Home Services International Inc. acquired the shares of the Internal Command International Inc. Jay H. Budd was the CEO of the Company. After this transaction, Jay H Budd resigned and was re-appointed as Executive Vice President and Craig Huffman was appointed as President and CEO. Jay H. Budd resigned both his position on the Board of Directors and Executive Vice President on August 23, 2004.

The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S   NAME       AGE        OFFICE                TERM EXPIRES
-------------------------------------------------------------------------------

Mark Pena              41     Chairman/Director      next annual meeting
Wade Kenyon           65          Director            next annual meeting

EXECUTIVE OFFICER'S   NAME                  AGE                     OFFICE
--------------------------------------------------------------------------------

Craig Huffman                               39            President/CEO





     Set forth below is certain biographical information, present occupation and business experience for the past five years of each director and executive officer of the Company. Officers of the Company are elected by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors.


Mark Pena
Board of Directors

Member Board of Directors of Sun Rayz Beverages, Inc., Florida.
Corporate General Counsel/ Bevsystems International, Inc.,

Stetson University College of Law, Honor Roll, John O. Weihl Award Scholarship Recipient representing top student of class in Trial Advocacy/ Mann Award Scholarship Recipient representing Character and Leadership in the practice of law, Student Bar Association President/ American Bar Association Young Lawyer as Division Leutenant Governor.

Rutgers College, New Brunswick, NJ, Union College, Cranford, NJ, University of South Florida, Tampa, Florida. Honors included: Dean's List, Member: Pi Gamma Mu International Honor Society.

Teen Court  Judge,  Hillsborough  County  Bar  Association  Troubled  Teen Youth
Program.

Attorney/Solo Practioner, Law Office of Mark E. Pena, P.A., Tampa, Florida Admitted to Practice: July, 1994. Member, Florida Bar, Federal Middle District of Florida, 11th Federal Circuit Court of Appeals., American Bar Assoc./ Member International Law and Business Law Divisions. Primary areas of practice include general corporate transactions, structure and litigation, commercial transactions, civil litigation, international law. Past practice includes insurance defense, first party contracts, and employment. Former Senior Partner/ Law Office of Pena & Thomas, P.A., Tampa Florida Former Special Assistant Florida State Attorneys Office, Prosecution Clinic, Pinellas County, Florida. Corporate representation included: Armor Insurance Co., Progressive Insurance Co., Bevsystems International, Inc., Staff Suppliers Inc., Corrosion Control Specialists, Inc., Nextrade Inc., Gulf South Income Properties Inc. d/b/a Best Western, Southeastern Income Properties Inc., d/b/a Howard Johnsons/Orlando., DTNet Technologies, Inc. DTNet International, Inc., St. Mary's Parish, Polish Catholic Church, St. Petersburg, Florida., Gulf West Property Development LLC, N B Financial LLC. Counsel of record in over 400 civil litigation cases throughout the State of Florida and Federal Districts.

Wade Kenyon
Board of Directors
BA Degree University of South Florida - Major Chemistry, Minor Zoology. Co-founder of Internal Command Industries,

2000 to Current - Baring Industries, Inc. a division of Electrolux Professional Sales Manager - Manages the Orlando branch office of Baring Industries. Oversee the activities of two other project management teams, participate in the daily sales activities, negotiate pricing for the projects and project manage selected projects and coordinate branch office operation with the rest of the Baring management team.

1997 to 2000 Johnson Lancaster Project Manager - Solicited and managed high profile Food Service projects some of which include Universal Studios, Orlando, and Disney World, Orlando, along with University of North Carolina, Lenoir Hall in Greensboro, NC. 1991 to 1997 Kenyon and Kenyon, Inc. - Food Facilities and Laundry Design and Consulting - major projects and customers included the Georgia Department of Corrections, and other major contracts.

1991 to 1997 Sherman Robinson Associates, Atlanta - Partner with Kenyon and Kenyon, Inc. - Food Facilities Design and Consulting - designed numerous food service facilities including the Olympic Stadium concessions for the 1996
Olympic games and the food service facilities for the Atlanta Braves Turner Stadium.

1990  to  1991  Judy  Ford  Stokes  and  Associates   -Contracted  Consultant  -
responsibilities included participation in design and project management of several major food services in the southeast and Washington, D.C.

1985 to 1990 Greitzer, Inc., Vice President - responsible for revamping the manufacturing processes, participating in the design and development of the product lines, reorganizing the sales and marketing efforts and personally closing sales. 1986 to 1990 Greitzer, Inc., President - as president was responsible for overseeing and guiding each company department, reporting to the Board of Directors, negotiating labor contracts, reviewing manufacturing costs and continuing personal contact with the company key clients. Increased the sales of the firm fivefold from 1985 to 1990. 1981 to 1984 Internal Command Industries, Tampa, FL - co founder and vice president.

Craig Huffman
Chief Executive Officer and President

President and co-founder, Internal Command International, Tampa, Florida 2001-2004. Oversaw the development of the Energy Commander technology, all corporate operations, patent protection, and all other aspects of the corporate build up. Author of the business plan for Internal Hydro, and the revenue stream plan.

BA, University of Tampa, 1989. President Student Political Organization, member Sigma Phi Epsilon Juris Doctor, cum laude (2nd in class), Stetson University College of Law, 1997; recipient West?s Corpus Juris Secundum Award for Torts and Civil Procedure.

Solo Practitioner: Craig A. Huffman, P.A. primary areas of practice being criminal law, civil tort practice, and appellate work. Tried over 50 jury trials, in both State and Federal Court; authored over 40 appeals. Army ROTC four year scholarship recipient. Major, United States Army Reserve, 1989-Present; commissioned as a Field Artillery Officer presently the JAG Corps.

United States Army Field Artillery Officer Basic Course; United States Army Judge Advocate Officers Basic Course, Judge Advocate Officers Advanced Course.

Deputy Sheriff in Hillsborough County Florida as an Enforcement Deputy from 1990-1995. Graduate Tampa Police Academy; Hillsborough County Sheriff?s Office Academy; Sex Crimes Investigations: Hostage Negotiations; Kinesic Interviewing Techniques; Interviews and Interrogations.



CONFLICTS OF INTEREST

     Certain conflicts of interest existed at December 31, 2004 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

     Certain  conflicts  of  interest  may exist  between  the  Company  and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries which mean that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

BOARD MEETINGS AND COMMITTEES

     The Directors and Officers will not receive remuneration from the Company until a subsequent offering has been successfully completed, or cash flow from operating permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.


AUDIT COMMITTEE FINANCIAL EXPERT

     The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

ITEM 10. EXECUTIVE COMPENSATION

     None of the executive officer's salary and bonus exceeded $100,000 during any of the Company's last two fiscal years.


ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS; MANAGEMENT SHARE HOLDINGS

     Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The following table sets forth Common Stock ownership information as of the Record Date with respect to (i) each person known to us to be the beneficial owner of more than 5% of our issued and outstanding Common Stock and Preferred Stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the business address of each person listed is Internal Hydro International, Inc., 607 W. MARTIN LUTHER KING Jr. Blvd., TAMPA, FLORIDA 33603

   Name and Address of       Title of   Amount and Nature of  Percent of
   Beneficial Owner            Class      Beneficial Owner       Class
-  ---------------------------------------------------------------------
-  Craig Huffman            Preferred       6,509,020           22.8%
-  Rianey Nelson            Preferred       7,739,760           27.1%
-  Mark Pena                Preferred       1,213,280            4.3%
-  James A. Thomas          Preferred       6,051,140           21.2%


-  Mark Pena                Common            362,154            2.0%
-  Craig Huffman            Common          1,129,630            6.2%
-  Wade Kenyon              Common            136,135             .7%
-  ---------------------------------------------------------------------
All officers and directors
     as a group (1 person)  Preferred       7,722,300            27.1%
                            Common          1,411,412             8.9%




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of December 31, 2004 and 2003, the Company owed $55,000 and $128,963, respectively, relating to these loans.


     None of our directors, executive officers or key employees is related to any other of our directors, executive officers or key employees.


ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS OF THE COMPANY

During the year ended December 31, 2004, the Board of Directors met 2 times and held 1 meeting via unanimous consent in lieu of a special meeting. A majority of the directors was present at each meeting, all constituting a quorum. In addition to regularly scheduled meetings, a number of Directors were involved in numerous informal discussions with management, offering advice and suggestions on a broad range of corporate matters.



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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by EPSTEIN, WEBER & CONOVER, PLC for professional services rendered for the years ended December 31, 2004 and 2003:

Service                                                 2004             2003
------------------------------------------------------------------------------
Audit Fees                                              $18,103        $14,565
All Other Fees                                               -              -
------------------------------------------------------------------------------
Total                                                   $18,103        $14,565
================================================

AUDIT FEES - Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by EPSTEIN, WEBER & CONOVER, PLC in connection with statutory and regulatory filings or engagements.

TAX FEES - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.



AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                  CERTIFICATION
                                  -------------


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




       Signature                   Title                   Date

    /s/ CRAIG A. HUFFMAN
--------------------------
        Craig A. Huffman, Chief Executive Officer     May 12, 2005


Exhibit 99.1 CERTIFICATIONS

I, Craig A. Huffman, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Annual Report of Internal Hydro International, Inc. ("IHDR") on Form 10-KSB for the year ended December 31, 2004 ("Report") that:

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

I, Craig Huffman, solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to my knowledge Annual Report of Internal Hydro International, Inc. ("IHDR") on Form 10-KSB for the year ended December 31, 2004 ("Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Internal Hydro International, Inc.





/s/ Craig A. Huffman
------------------------
    Craig A. Huffman
Chief Executive Officer