Form 10KSB/A
period 2004-12-31
INTERNAL HYDRO INTERNATIONAL INC
filed 2005-05-20
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                  First Amended

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

            607 W. MARTIN LUTHER KING Jr. Blvd., TAMPA, FLORIDA 33603
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  813-231-7122
                           (Issuer's telephone number)


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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS


Item Number and Caption
                                                                           Page
                                                                          -----

PART I


Item 1. Description of Business.............................................3

Item 2. Description of Property.............................................6

Item 3. Legal Proceedings...................................................6

Item 4. Submission of Matters to a Vote of Security Holders.................6


PART II

Item 5. Market for Common Equity and Related Stockholder Matters............7

Item 6. Management's Discussion and Analysis or Plan of Operations..........8

Item 7. Financial Statements...............................................11

Item 8. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.......................................................25

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act..........................26

Item 10. Executive Compensation............................................30

Item 11. Security Ownership of Certain Beneficial Owners and Management....30

Item 12. Certain Relationships and Related Transactions....................30

Item 13. Exhibits and Reports on Form 8-K..................................31

Item 14. Controls and Procedures...........................................31

Item 15. Principal Accountant Fees and Services............................32

SIGNATURES ................................................................33

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

Set forth below are the high and low closing prices for the Company's common stock as reported on the OTC Bulletin Board for the last four quarters (accounting for share split):

        Quarter Ended                High            Low
        --------------------------- ------        --------
        December 31, 2004           $0.26           $0.12
        September 30, 2004          $1.30           $0.15
        June 30, 2004               $2.10           $0.90
        March 31, 2004              $2.00           $1.10


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



Results of Operations

Year ended December 31, 2004 vs. December 31, 2003
--------------------------------------------------

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

Item 7.  Financial Statements

                INTERNAL HYDRO INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                TABLE OF CONTENTS
                                                                     PAGE (S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    12

CONSOLIDATED BALANCE SHEETS                                                13

CONSOLIDATED STATEMENTS OF OPERATIONS                                      14

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY                         15

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      16



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              17-25

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



/s/  EPSTEIN, WEBER & CONOVER, PLC
     Scottsdale, Arizona
     May 12, 2005

                        INTERNAL HYDRO INTERNATIONAL INC


                                  BALANCE SHEET

                             As of December 31, 2004

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash and equivalents                                         $    38,051
   Stock subscription receivable                                      2,500
                                                                -----------
                                                                     40,551
                                                                -----------
PROPERTY & EQUIPMENT
   Computers & Equipment
     (net of accumulated depreciation)                               14,152
                                                                -----------

OTHER ASSETS
   Accounts/loan receivable                                           7,000
   Investment - Langley Park                                        119,263
   Investment - Kinetic Energy                                      187,500
                                                                -----------
                                                                    313,763
                                                                -----------

                                                                $   368,466
                                                                ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
CURRENT LIABILITIES
   Accounts payable                                             $    32,001
   Interest Payable                                                   4,800
   Accrued Liabilities                                                4,130
   Due to shareholder                                                55,000
   Notes Payable                                                     40,000
                                                                -----------
                                                                    135,931
OTHER LIABILITIES
   Debt under professional management (Note 4)                      906,879
                                                                -----------
       Total Liabilities                                          1,042,810
                                                                -----------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000 shares authorized
18,218,127 shares issued and outstanding (7,647,025 in 2004)         18,218
Preferred stock, $.001 par value, 10,000,000 shares authorized
28,530,750 shares issued and outstanding (1,250,000 in 2004)         28,531
Additional paid-in capital                                        3,761,110
Unrealized loss on Investment                                      (771,362)
Deficit accumulated during Development Stage                     (3,710,841)
                                                                -----------
              Total Stockholders' Equity                           (674,344)
                                                                -----------

                                                                $   368,466
                                                                ===========
See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC

                             STATEMENT OF OPERATIONS
                             -----------------------
                 For the years ended December 31, 2004 and 2003

                                                                                        Accumulated from
                                               Date of Inception                       Date of Inception
                                                    through       For the year ended        through
                                              December 31, 2003    December 31, 2004   December 31, 2004
                                             -------------------- ------------------- ------------------
NET SALES                                        $             --     $            --     $           --


COST OF SALES                                                  --                  --                 --
                                             -------------------- ------------------- ------------------


              GROSS PROFIT                                     --                  --


SELLING, GENERAL & ADMINISTRATIVE EXPENSES                 47,726           2,672,401          2,720,127
RESEARCH & DEVELOPMENT                                     32,700             215,976            248,676
                                             -------------------- ------------------- ------------------

              LOSS FROM OPERATIONS                         80,426           2,888,377          2,968,803

              LOSS ON SALE OF SECURITIES                       --             697,237            697,237
              INTEREST EXPENSE                                 --              44,800             44,800
                                             -------------------- ------------------- ------------------

NET LOSS                                         $         80,426     $     3,630,414     $ 3,710,840.00
                                             ==================== =================== ==================

BASIC NET LOSS PER COMMON SHARE                  $          (0.01)    $         (0.40)
                                             =================== ===================
DILUTED NET LOSS PER COMMON SHARE                $          (0.01)    $         (0.39)
                                             =================== ===================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING           7,647,025           9,116,317
                                             =================== ===================

See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC

                          NOTES TO FINANCIAL STATEMENTS

                       STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                                                                Accumulated
                                              Common Stock        Preferred stock    Paid-in   Comprehensive Accumulated
                                         Shares           $     Shares          $    Capital        Loss       Deficit       Total
                                      ----------- ---------- ----------- --------- ----------- ------------- ----------- ----------
 BALANCE January 21, 2003               7,647,025  $   7,647  27,500,000  $ 27,500  $   45,664   $         -  $        -  $  80,811

   Net loss                                                                                                      (80,426)   (80,426)
                                      ----------- ---------- ----------- --------- ----------- ------------- ----------- ----------

BALANCE DECEMBER 31, 2003               7,647,025      7,647  27,500,000     27,500     45,664                  (80,426)  $     385

 Recapitalization for reverse merger          --         --    1,250,000     1,250  (1,035,012)                          (1,033,762)

 Shares issued for services             5,099,602      5,100                         2,238,470                            2,243,569

 Debt converted to common stock         1,627,250      1,627                           486,864                              488,491

 Conversion of preferred to common        219,250        219    (219,250)     (219)        --

 Value of warrants and
    conversion feature                                                                  60,000                               60,000

 Issued for investment in marketable
    securities                          2,375,000      2,375                         1,778,875                            1,781,250

 Issued for Kinetic agreeement          1,250,000      1,250                           186,250                              187,500

  Net loss                                                                                                    (3,630,414)(3,630,414)

 Unrealized loss on marketable securities                                                           (771,362)              (771,362)
                                                                                                                         ----------
  Total Comprehensive Loss                                                                                               (4,401,776)
                                      ----------- ---------- ----------- --------- ----------- ------------- ----------- ----------

 BALANCE DECEMBER 31, 2004             18,218,127  $  18,218  28,530,750  $ 28,531  $3,761,111  $   (771,362)$(3,710,840) $(674,343)
                                   ============== ========== =========== ========= =========== ============= =========== ===========

See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC


                             STATEMENT OF CASH FLOWS

                 For the years ended December 31, 2004 and 2003


                                                                                                                 Accumulated from
                                                                             Date of Inception                   Date of Inception
                                                                                  through     For the year ended      through
                                                                             December 31, 2003 December 31, 2004 December 31, 2004
                                                                            ------------------ ----------------- -----------------
OPERATING ACTIVITIES
   Net Loss                                                                   $        (80,426) $  (3,630,414.00)  $    (3,710,840)
     Adjustments to reconcile net loss to cash used by operating activities:
       Depreciation expense                                                                 -              3,931             3,931
       Amortization of Debt discount                                                        -             40,000            40,000
       Issuance of common and preferred stock for services performed                        -          2,243,569         2,243,569
        Loss on sale of securites                                                           -            697,237           697,237
       Changes in assets and liabilities
          Stock subscription receivable                                                     -             (2,500)           (2,500)
         (Decrease) Increase in accounts payable and accrued liabilities                    -             40,931            40,931
                                                                            ------------------ ----------------- -----------------

          Cash used by operating activities                                   $        (80,426) $       (607,246)       $ (687,672)

INVESTING ACTIVITIES
     Purchase of fixed assets                                                 $             -   $        (16,003)  $       (16,003)
     Cash on proceeds on sale of marketable securities                                      -            193,388           193,388
     Employee advances                                                                      -             (7,000)           (7,000)
                                                                            ------------------ ----------------- -----------------

          Cash provided by investing activities                               $             -   $        170,385  $        170,385

FINANCING ACTIVITIES
    Proceeds from notes payable                                               $             -   $         60,000  $         60,000
    Proceeds from shareholder advances                                                  80,811           414,527           495,338
                                                                            ------------------ ----------------- -----------------
Cash provided by financing activities                                         $         80,811  $        474,527  $        555,338

INCREASE IN CASH AND CASH EQUIVILENTS                                         $            385  $         37,666  $         38,051

CASH AND CASH EQUIVILENTS, beginning of year                                                -               385                 -
                                                                            ------------------ ----------------- -----------------

CASH AND CASH EQUIVILENTS, end of year                                        $            385   $        38,051  $         38,051
                                                                            ================== ================= =================

See accompanying notes to unaudited financial statements

                INTERNAL HYDRO INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIGICANT ACCOUNTING POLICIES

Background and Nature of Business

INTERNAL HYDRO INTERNATIONAL INC.,(formerly Internal Command International ("ICI")) was incorporated under the laws of the State of Florida on January 21, 2003 (the "Company").

On January 2, 2004 the Company entered into a merger agreement with Home Services International, Inc. ("HSI"). HSI issued 27,500,000 shares of its Series A Preferred stock. The Company is a development stage enterprise. . The Company intends to manufacture and distribute its alternative energy products that use water pressure flow to generate electricity. In connection with this acquisition, the company was re-named INTERNAL HYDRO INTERNATIONAL INC.

As a result of the merger transaction with HSI, the former Company stockholders obtained control of HSI's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of HSI by the Company, under the purchase method of accounting, and was treated as a recapitalization with the Company as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the January 2, 2004, acquisition of the Company. The financial statements have been prepared to give retroactive effect to January 21, 2003 (date of inception), of the reverse acquisition completed on January 2, 2004, and represent the operations of the Company. Consistent with reverse acquisition accounting: (i) all of the Company's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the HSI (the accounting acquiree) are reflected at their net asset value as if issued on Janaury 21, 2003.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of HSI and its wholly owned subsidiary, ICI. All intercompany accounts and transactions have been eliminated. Principles of Consolidation


Use of Estimates

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at December 31, 2004.

Revenue

There was no revenue generated in the years ended December 31, 2004 and 2003.

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

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2004, there were no stock options and 107,497 warrants outstanding.

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the year ended December 31, 2004.

Recently Issued Accounting Pronouncements

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

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The Company is evaluating the impact of this new pronouncement and does not expect the effect of implementation will have a significant impact on the Company's financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company borrows funds from officers and stockholders from time to time. As at December 31, 2004, the balance of these loans was $55,000. Currently, there has been no repayment terms specified for the shareholder loans, as such, the Company has classified the loans as a Current Liability.


NOTE 3 - NOTE PAYABLE

The Note Payable is a 1 year Term, due April 30, 2005. The Note carries an interest rate payable of 12% per annum. The Note is Convertible into common stock at the discretion of the Lender, including all accrued interest at the lesser of $7.50 per share or at a 30% discount to the three lowest closing bid prices for the five days prior to the conversion date. The Note also includes a warrant to purchase 100,000 shares of common stock at a price of $5.00 per share for a period of 5 years.

The Company has valued the beneficial conversion feature of this Note Payable at $60,000. This amount was charged as a discount to the note and amortized to interest expense over a one year period.

NOTE 4 - STOCKHOLDERS' DEFICIENCY

During the year ended December 31, 2003, HSI declared a 1 for 28.9 reverse stock split. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.

During the year ended December 31, 2004, the Company declared a 1 for 5 stock split. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.

The Company issues its common stock from time to time to compensate employees and consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant. During the year ended December 31, 2004, the Company issued 5,099,602 shares of its common stock valued at $2,243,569

During the year ended December 31, 2002, the Company placed 2,813,180 shares of its common stock in an escrow account. These shares are contingently issuable as they are to be issued to creditors as part of a plan to negotiate Company obligations through an intermediary. The Company is attempting to settle obligations by negotiating with creditors to take Company common stock as payment for the obligations. During the year ended December 31, 2002, the Company had not issued any of these shares to creditors. During the year ended December 31, 2003, the Company negotiated a settlement in which 249,905 shares of common stock were issued out of escrow to settle a creditor obligation that had an original balance of $65,000. The settlement was recorded at the trading value of the shares on the date of settlement. That value was $299,866. The result was an additional expense of $234,866 charged to operations for the year ended December 31, 2003. During the year ended December 31, 2004, the Company did not issued any of these shares to creditors.

During the year ended December 31, 2004, the Company converted debt and trade accounts payable of $488,491 for 1,627,250 shares of its common stock.

On July 29, 2004(the Company entered into a Stock Purchase Agreement ("Purchase Agreement"), effective October 7, 2004, with Langley Park Investments Plc ("Langley"), a corporation organized under the laws of England and Wales which is admitted to trade on the London Stock Exchange ("LSE") as an investment trust. Pursuant to the Purchase Agreement, the Company sold 2,375,000 shares (post-split) of its common stock ("Company Stock") to Langley for a total purchase price of approximately $1,780,000.

Langley paid the purchase price by delivering 882,778 Ordinary Shares of Langley ("Langley Shares") to the Company with a value of one (1.00) British Pound Sterling (approximately U.S.$1.80) per share. The Company issued the Company Stock to Langley. Both the Company Stock and the Langley Shares will initially be placed into escrow, including fifty percent (50%) of the Langley Shares to be deposited into escrow as Downside Price Protection (the "Langley Escrow Shares").

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

On November 3, 2004 the Company sold 441,389 shares of Langley Park Investment, (London Exchange: LPI) for $193,388. This was the first liquidation pursuant to the Agreement. These gross proceeds represented a loss of $697,237 based upon the difference between the selling price on November 3, 2004 and the Company's trading price on July 29, 2004.

The balance of the 441,389 shares owned by the Company are valued at December 31, 2004 at the market price of the Langley Park Investments Plc. as listed on the London Stock Exchange ("LSE") with the difference being carried as an unrealized loss in the equity section of the Company's financial statements.

On the two (2) year anniversary of the Purchase Agreement ("Two Year Anniversary"), the market value of the Company's common stock will be compared to the purchase price of the Company Stock under the Purchase Agreement" Market Value" is defined as the average of the ten (10) closing bid prices per share of the Company's common stock during the ten (10) trading days immediately preceding the Two Year Anniversary of the Agreement. If the Market Value of the Company's common stock on the Two Year Anniversary is the same or higher than purchase price per share, then at that time, the Company will receive all of the Langley Escrow Shares. If the Market Value on the Two Year Anniversary is less than purchase price per share, then for each percentage point decline in value, the Company must sell a corresponding percentage of the Langley Escrow Shares back to Langley for nominal consideration, up to the maximum number of Langley Escrow Shares, and the balance of the Langley Escrow Shares is released from escrow to the Company.


NOTE 5 - FURNITURE AND EQUIPMENT

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 years. Depreciation expense for the year ended December 31, 2004 and 2003 was $3,931 and $5,795, respectively.

Property and equipment consisted of the following at December 31, 2004:

         Office and computer equipment             $      33,388

         Less accumulated depreciation                   (19,236)
                                                    ------------

         Furniture and equipment, net              $      14,152
                                                    ============


NOTE 6 - STOCK OPTIONS -


There were no stock options granted nor was there any pro forma effect of the vesting of options granted in previous periods in the years ended December 31, 2004 and 2003.


NOTE 7 - INCOME TAXES -

The Company has no net income tax provision or benefit in the periods ended December 31, 2004 and 2003. Prior to the merger transaction with HIS the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code. As an S-Corporation, items of income, loss, deductions and credits generated by the Company flow through directly to the stockholders and are included in the tax returns of the individual stockholders.

During the year ended December 31, 2004, the Company generated a tax benefit related to operating loss carryforwards of $1,456,000 which was equally offset by a valuation allowance.

The Company has cumulative net operating losses as of December 31, 2004 of approximately $3,935,000 that expire in 2008 through 2023.

At December 31, 2004, the Company had federal net operating loss carry forwards of approximately $6,938,000 that expire from 2013 to 2024 and state net operating loss carry forwards of approximately $6,620,000 that expire from 2005 to 2008. Substantially all of the deferred income tax asset of $2,756,000 relates to income tax benefits from net operating loss carry forwards. Because of the change of control issues under Section 382 of the Internal Revenue Code and the current uncertainty of realizing the benefits of the tax carryforward, an equal valuation allowance has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.


NOTE 8 - COMMITMENTS AND CONTINGENCIES


The Company has obligations to numerous creditors and vendors. The Company is attempting to settle these obligations, primarily through the issuance of common stock. Management believes that the Company will ultimately settle these obligations for no more than amounts accrued at December 31, 2004. However, the Company has made settlement offers to numerous creditors. These offers are represented by a specified number of shares. Any settlements will be valued at the fair value of the stock at the time the settlement is reached.

NOTE 9 - MERGER TRANSACTION

On January 2, 2004, the Company entered into a merger transaction with HSI. The Company had net assets of $385. The net deficit of HSI was approximately $1,034,000 at January 2, 2004. As discussed in Note 1, the Company accounted for this transaction under the purchase method of accounting, and it was treated as a recapitalization with the Company as the acquirer. HSI had office equipment of approximately $2,000, accounts payable and accrued liabilities of $400,000 and other liabilities of $636,000.

NOTE 10- LOSS PER SHARE

Outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2004 and 2003 because the effect of their inclusion would be antidilutive.

                                          2003                                    2004
                        ------------------------------------  -----------------------------------
                             Loss        Shares    Per share     Loss         Shares   Per share
                        -----------  ------------  ---------  -----------  ---------- -----------
 Net (Loss)               $ (80,426)                          $(3,630,415)
Discontinued operations           0                                     0
Continuing operations       (80,426)                           (3.630,415)



Basic Loss Per Share:
Loss available to common
    stockholders         $  (80,426)    7,647,025     $(0.01) $(3,630,415)  9,116,317      $(0.40)
                        ===========              ===========  ===========            ============
Effect of dilutive
   securities               N/A                                    N/A

Diluted Loss Per Share                                $(0.01)                              $(0.40)
                                                 ===========                         ============


Warrants and options to purchase 107,497 and 10,669 shares of common stock were outstanding and excluded from the loss per share calculation at December 31, 2004 and 2003 respectively.




NOTE 11 - INVESTMENTS

During the year ended December 31, 2004, the Company entered into a Stock Purchase Agreement to acquire 882,778 shares of Langley Park Investments Plc ("Langley"), a corporation organized under the laws of England and Wales which is admitted to trade on the London Stock Exchange ("LSE") as an investment trust. Pursuant to the Purchase Agreement, the Company sold 2,375,000 shares (post-split) of its common stock ("Company Stock") to Langley for a total purchase price of $1,781,250 based on the trading value of the Company's shares delivered to Langley. The Company sold one half of its Langley holdings during the year ended December 31, 2004.

The Company currently classifies all investment securities as available-for -sale. These securities are presented at their estimated fair value. Unrealized gains and losses on such securities, net of the related income tax effect, are excluded from earnings and reported as a separate component of stockholders' equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     Investment in Langley securities consisted of the following at December 31, 2004:

                                        Gross Unrealized
                                   -------------------------       Fair
                           Cost        Gains         Losses        Value
                      ---------    ---------    ------------    ---------
Equity securities    $  890,625    $       -    $   (771,362)    $ 119,263


Proceeds from sales of equity securities were $193,388 and gross realized (losses) gains were ($697,237) for the year ended December 31, 2004. The fair value at December 31, 2004 is determined based on the trading price of Langley and translated to U.S. dollars at the exchange rate on December 31, 2004.

During the year ended December 31, 2004, the Company invested in Kinetic Energy Systems, Inc. ("Kinetic") by issuing 1,250,000 shares of its common stock for approximately 20% of Kinetic. The value of the investment was determined to $187,500 based on the trading price of the Company's common stock at the time of the agreement. The Company intends to jointly develop and market complimentary technologies with Kinetic. The Company classifies its investment in Kinetic as available for sale and has carried its investment at cost. Kinetic is a private company and there is quoted market price for its securities. The Company does not believe that its investment in Kinetic is impaired at December 31, 2004.




                                  * * * * * *



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

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

     Jay H. Budd resigned both his position on the Board of Directors and Executive Vice President on August 23, 2004.

     The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S   NAME     AGE     OFFICE                 TERM EXPIRES
--------------------------------------------------------------------------------

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

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE A - continued

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

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE A - continued

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

     Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE A - continued

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

Item 13.  Exhibits and Reports on Form 8-K

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit         Description
--------------  ----------------------------------------------
3.1.1           Articles of Incorporation (1)
3.1.2           Amended Articles of Incorporation (1)
3.2             Bylaws (1)
10.1            Lock-up agreement with Hagit Bernstein (1)
10.2            Lock-up agreement with Raphi Shram (1)
10.3            Lock-up agreement with Naomi Shram (1)
10.4            Stock Purchase Agreement and Plan of Reorganization (2)
21.1            Subsidiaries of Registrant (F)
31.1            Certification, pursuant to Rule 13a-4 of the Securities Exchange
                Act of 1934
32.1           Certification  of Chief  Executive  Officer  pursuant to18 u.s.c.
               section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley act of 2002

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by EPSTEIN, WEBER & CONOVER, PLC for professional services rendered for the years ended December 31, 2004 and 2003:

Service                   2004                2003
---------------------------------------------------
Audit Fees             $18,103             $14,565
All Other Fees              -                    -
---------------------------------------------------
Total                  $18,103             $14,565
===================================================

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