Form 10KSB/A
period 2004-12-31
INTERNAL HYDRO INTERNATIONAL INC
filed 2005-05-23
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Second Amended

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                    000-29743
                            (Commission file number)

                        INTERNAL HYDRO INTERNATIONAL INC.
                   ------------------------------------------
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

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and had a net working capital deficiency of $ 95,380 at December 31, 2004. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



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

During the year ended December 31, 2004, the Company declared a 5 for 1 stock split. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.

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