Form 10QSB
period 2005-03-31
INTERNAL HYDRO INTERNATIONAL INC
filed 2005-05-23
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                  813-231-7122
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

There is a limited trading market for the registrant's Common Stock. There were 42,991,417 shares of Common Stock, and 8,938,960 shares of preferred stock issued and outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

            INTERNAL HYDRO INTERNATIONAL INC.INDEX TO THE FORM 10-QSB
                    FOR THE THREE-MONTHS ENDED MARCH 31, 2005



                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION..................................................3

Item 1. Financial Statements...................................................3

Balance Sheet as of March 31, 2005 and 2004(unaudited).........................3

Statements of Operations for the three months ended
   March 31, 2005 and 2004 (unaudited).........................................4

Statements of Cash Flows for the three months ended
   March 31, 2005 and 2004 (unaudited).........................................5

Notes to the Financial Statements........................................6 to 13

Item 2. Management's Discussion and Analysis and Plan of Operation............14

Item 3. Controls and Procedures...............................................18

PART II. OTHER INFORMATION....................................................18

Item 2. Changes in Securities.................................................18

Item 6. Exhibits and Reports on Form 8-K......................................18

SIGNATURES....................................................................19

CERTIFICATIONS................................................................20

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        INTERNAL HYDRO INTERNATIONAL INC
                   (Formerly Home Services International Inc)

                                  BALANCE SHEET
                                  -------------
                              As of March 31, 2005
                                   (UNAUDITED)

                        INTERNAL HYDRO INTERNATIONAL INC
                   (Formerly Home Services International Inc)

                             STATEMENT OF OPERATIONS
                             -----------------------
                          Quarter ended March 31, 2005
                                   (UNAUDITED)

                        INTERNAL HYDRO INTERNATIONAL INC.

                                   (UNAUDITED)

                            STATEMENTS OF CASH FLOWS

                       INTERNAL HYDRO INTERNATIONAL INC.

    NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2005.

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at March 31, 2005.

Revenue

There was no revenue generated in the quarter ended March 31, 2005.

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarter ended March 31, 2005.

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


NOTE 2 - RELATED PARTY TRANSACTIONS

The Company borrows funds from officers and stockholders from time to time. As at March 31, 2005, the balance of these loans was $66,000. Currently, there has been no repayment terms specified for the shareholder loans, as such, the Company has classified the loans as a Current Liability.

The Company borrows funds from officers and stockholders from time to time. As at March 31, 2005, there were no terms for the repayment of these loans.

During the three month period ended March 31, 2005, the Company received loans of $27,000 from significant shareholders to cover operating expenses and certain accounts payable. Currently, there has been no repayment terms specified for the shareholder loans, as such, the Company has classified the loan as a Current Liability.

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

During the year ended December 31, 2002, the Company placed 2,813,180 shares of its common stock in an escrow account. These shares are contingently issuable as they are to be issued to creditors as part of a plan to negotiate Company obligations through an intermediary. The Company is attempting to settle obligations by negotiating with creditors to take Company common stock as payment for the obligations. During the year ended December 31, 2002, the Company had not issued any of these shares to creditors. During the year ended December 31, 2003, the Company negotiated a settlement in which 249,905 shares of common stock were issued out of escrow to settle a creditor obligation that had an original balance of $65,000. The settlement was recorded at the trading value of the shares on the date of settlement. That value was $299,866. The result was an additional expense of $234,866 charged to operations for the year ended December 31, 2003. During the quarter March 31, 2005, the Company did not issued any of these shares to creditors.


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


NOTE 6 - COMMON AND PREFERRED STOCK

The Company issued 4,834,500 shares of its Common Stock during the three month period ended March 31, 2005 for services rendered to the Company. The value of these services is recorded at $435,105 which was based upon the closing price of the Company's shares at March 31, 2005.

The Company issued 372,000 shares of its Common Stock during the three month period ended March 31, 2005 for the forgiveness of debt to shareholders. The value of these services is recorded at $40,200 for the three month period ended March 31, 2005 which was based upon the cash value of the loans forgiven.


During the period January 1, 2005 to March 31, 2005 shareholders converted 19,591,790 Preferred shares into the Company's Common shares on a 1 for 1 basis.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has obligations to numerous creditors and vendors. The Company is attempting to settle these obligations, primarily through the issuance of common stock. Management believes that the Company will ultimately settle these obligations for no more than amounts accrued at March 31, 2005. However, the Company has made settlement offers to numerous creditors. These offers are represented by a specified number of shares. Any settlements will be valued at the fair value of the stock at the time the settlement is reached.

NOTE 8 - MERGER TRANSACTION

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

NOTE 9 - INVESTMENTS

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

Investment in Langley securities consisted of the following at March 31, 2005:

                                  Gross Unrealized        Fair
                        Cost      Gains      Losses      Value
                  ---------- ---------- ----------- ----------
Equity securities  $ 890,625  $       -  $ (772,440)  $ 18,185
S

Proceeds from sales of equity securities were $193,388 and gross realized (losses) gains were ($697,237) for the year ended December 31, 2004. The fair value at March 31, 2005 is determined based on the trading price of Langley and translated to U.S. dollars at the exchange rate on March 31, 2005.

During the year ended December 31, 2004, the Company invested in Kinetic Energy Systems, Inc. ("Kinetic") by issuing 1,250,000 shares of its common stock for approximately 20% of Kinetic. The value of the investment was determined to $187,500 based on the trading price of the Company's common stock at the time of the agreement. The Company intends to jointly develop and market complimentary technologies with Kinetic. The Company classifies its investment in Kinetic as available for sale and has carried its investment at cost. Kinetic is a private company and there is quoted market price for its securities. The Company does not believe that its investment in Kinetic is impaired at March 31, 2005.

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

In December of 2002, the Company determined that its business plan of becoming an all-inclusive telecom, messaging and communications provider would not be successful. We therefore have wound down those operations and are now searching for new business ventures. At the time, the Company had incurred net losses of $2,560,448 since inception.

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

Subject  to  the  terms  and  conditions  of  the  Merger   Agreement  (Plan  of

Reorganization) and pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, the parties to the Agreement shall effect a Type B reorganization (the "Reorganization") whereby all of the outstanding shares of ICI common stock were exchanged for 27,500,000 shares of the HSVI Class A Preferred Stock.

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

On December 15, 2004, the Company had not received the initial payment for the ten-unit order and ETIG, which had renamed itself McGregor Energy, Inc., requested a thirty (30) day extension for the payment of the initial ten units. The extension was granted. As of March 31, 2005, the Company has not received payment on the initial ten-units.

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

Results of Operations

Quarter ended March 31, 2005 vs. March 21, 2004

Revenue for the three months ended March 31, 2005 and 2004 was $-0-.

General and administrative expenses for the three months ended March 31, 2005 increased by $378,610. The increase is principally due to increased costs related to the Company's expanded effort to finalize an equity financing to commence marketing of the EC IV machines. All of the expenses were paid for from loans provided by significant shareholders and services provided for shares.

Interest expense for the three months ended March 31, 2005 increased by $1,800. The increase is the result of the Note Payable dated April 30, 2004. Research & Development costs increased by $58,958 as a result of the company classifying these costs as expense rather than attributing these costs to the proto-type asset.

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

Off balance sheet arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended March 31, 2005, the Company did not engage in any off balance sheet transactions.

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

Item 2 - Changes in Securities

During the three month period ended March 31, 2005 the Company granted 4,834,500 shares of its common stock as consideration for services provided by certain staff and Board members. These shares were issued in March 2005. There were no underwriters involved in the issuance of these shares and the securities were not publicly offered for sale.

During the three month period ended March 31, 2005 the Company granted 372,000 shares of its Common Stock consideration for the forgiveness of debt to shareholders. These shares were issued in March 2005. There were no underwriters involved in the issuance of these shares and the securities were not publicly offered for sale.

During the period January 1, 2005 to March 31, 2005 shareholders converted 19,591,790 Preferred shares into the Company's Common shares on a 1 for 1 basis.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31 Quarterly Certification Pursuant To Section 302 Of The SARBANES-OXLEY Act Of 2002

32 Internal Hydro International Inc. Certification Of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The SARBANES-OXLEY Act of 2002

                                   SIGNATURES

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




       Signature                   Title                     Date

    /s/ CRAIG A. HUFFMAN
--------------------------
        Craig A. Huffman,  Chief Executive Officer       May 13, 2005

Exhibit 31

             QUARTERLY CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Craig A. Huffman, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Internal Hydro International, Inc. ("IHDR") on Form 10-QSB for the quarterly period ended March 31, 2005 ("Report") that:

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

I, Craig Huffman, solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to my knowledge the Quarterly Report of INTERNAL HYDRO INTERNATIONAL INC. on Form 10-QSB for the quarterly period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Internal Hydro International, Inc.





/s/ Craig A. Huffman
------------------------
    Craig A. Huffman
    Chief Executive Officer