Form 10QSB/A
period 2005-03-31
INTERNAL HYDRO INTERNATIONAL INC
filed 2005-08-12
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  First Amended

  [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2005

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
       For the transition period from _______________ to _________________

                                    000-29743
                            (Commission file number)

                        INTERNAL HYDRO INTERNATIONAL INC
                  --------------------------------------------
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






                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION................................................. 3

Item 1. Financial Statements.................................................. 3

Balance Sheet as of March 31, 2005 and 2004(unaudited)........................ 3

Statements of Operations for the three months ended
   March 31, 2005 and 2004 (unaudited)........................................ 4

Statements of Cash Flows for the three months ended
   March 31, 2005 and 2004 (unaudited)........................................ 5

Notes to the Financial Statements....................................... 6 to 13

Item 2. Management's Discussion and Analysis and Plan of Operation........... 14

Item 3. Controls and Procedures.............................................. 18

PART II. OTHER INFORMATION................................................... 19

Item 1. Legal Proceedings ................................................... 19

Item 2. Changes in Securities.................................................19

Item 6. Exhibits and Reports on Form 8-K .................................... 19

SIGNATURES....................................................................20

CERTIFICATIONS......................................................... 21 to 22

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                        INTERNAL HYDRO INTERNATIONAL INC
                   (Formerly Home Services International Inc)

                                  BALANCE SHEET
                                  -------------
                              As of March 31, 2005
                                   (UNAUDITED)

                                     ASSETS
                                     ------
                                                                 March 31
                                                                     2005
CURRENT ASSETS                                               ------------
      Cash and equivalents                                    $     1,595
      Accounts/loan receivable                                      7,000
                                                             ------------
                                                                    8,595
                                                             ------------
PROPERTY & EQUIPMENT
      Computers & Equipment
           (net of accumulated depreciation)                       13,227
                                                             ------------
OTHER ASSETS
      Product Proto-type (Note 7)                                    --
      Investment - Langley Park                                   118,185
      Investment - Kinetic Energy                                 187,500
                                                             ------------
                                                                  305,685
                                                             ------------
           Total Assets                                       $   327,507
                                                             ------------
                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
CURRENT LIABILITIES
      Accounts payable                                        $    44,728
      Interest Payable                                              6,600
      Accrued Liabilities                                           9,607
      Due to shareholders                                          68,500
      Notes Payable                                                55,000
                                                             ------------
                                                                  184,435
OTHER LIABILITIES
      Debt under professional management (Note 4)                 906,879
                                                             ------------
           Total Liabilities                                    1,091,314
                                                             ------------
STOCKHOLDERS' EQUITY
      Common stock, $.001 par value, 75,000,000 shares
      authorized 42,991,417 shares issued and outstanding
      (7,647,025 in 2004)                                          42,992
      Preferred stock, $.001 par value, 10,000,000 shares
      authorized  8,938,960 shares issued and outstanding
      (28,750,000 in 2004)                                          8,939
      Additional paid-in capital                                4,226,234
      Unrealized losson investment                               (772,440)
      Accumulated deficit                                      (4,269,532)
                                                             ------------
           Total Stockholders' Equity                            (763,807)
                                                             ------------
                   Total Liabilities & Stockholders' Equity   $   327,507
                                                             ============
See accompanying notes to financial statements.

                        INTERNAL HYDRO INTERNATIONAL INC
                   (Formerly Home Services International Inc)

                             STATEMENT OF OPERATIONS
                             -----------------------
                          Quarter ended March 31, 2005
                                   (UNAUDITED)


                                                           March 31            Inception to
                                                     2004            2005     March 31, 2005
                                               -------------   -------------   -------------
NET SALES                                       $       --      $       --      $       --

COST OF SALES                                   $       --      $       --      $       --
                                               -------------   -------------   -------------
    GROSS PROFIT                                $       --      $       --      $       --

SELLING, GENERAL & ADMINISTRATIVE EXPENSES            97,920         476,754       3,149,156
RESEARCH & DEVELOPMENT                                  --            65,137         281,113
                                               -------------   -------------   -------------
    LOSS FROM OPERATIONS                              97,920         541,891       3,430,269
    LOSS ON SALE OF SECURITIES                          --              --           697,237
    INTEREST EXPENSE                                    --            16,800          61,600
                                               -------------   -------------   -------------

NET LOSS                                        $     97,920    $    558,691    $  4,189,106
                                               =============   =============   =============
BASIC NET LOSS PER COMMON SHARE                        (0.01)   ($      0.02)
                                               =============   =============
DILUTED NET LOSS PER COMMON SHARE               ($      0.01)   ($      0.02)
                                               =============   =============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING      7,647,025      26,751,149
                                               =============   =============

See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC.

                                   (UNAUDITED)

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                           For the Period Ended March 31,
                                                                 2004         2003
                                                              ---------    ---------
OPERATING ACTIVITIES:

  Net loss                                                    $(558,691)   $ (97,920)
    Adjustments to reconcile net loss to cash used
       by operating activities:
         Depreciation and amortization                                0        4,513
         Issuance of common stock for services performed        435,105         --
         Issuance of common stock for accounts payable
          and shareholder loans                                  37,700
         Changes in assets and liabilities:
           Increase in due to shareholder                          --        263,500
           Increase in interest payable                           1,800       26,724
           Increase (Decrease) in accounts payable               12,727     (115,787)
           Increase (Decrease) in other assets                    2,500      (24,976)
                                                              ---------    ---------
           Cash (used) by operating activities                  (47,456)      56,054

                                                              ---------    ---------
                  Net cash (used) by operating activities       (47,456)      56,054
                                                              ---------    ---------


FINANCING ACTIVITIES:
    Issuance of common stock for cash                              --          1,050
    Proceeds from shareholder advances                           11,000
                                                              ---------    ---------
                  Net cash provided by financing activities      11,000         --

                                                              ---------    ---------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                    (36,456)      57,104
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        38,051         --
                                                              ---------    ---------
CASH AND EQUIVALENTS, END OF PERIOD                           $   1,595    $  57,104
                                                              =========    =========

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

     Investment in Langley securities consisted of the following at March 31, 2005:

                                       Gross Unrealized         Fair
                         Cost         Gains       Losses        Value
                    ------------  -----------  ----------  ------------
Equity securities  $     890,625  $         -  $ (772,440) $    118,185

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certifcation pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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