Form 10QSB
period 2005-06-30
INTERNAL HYDRO INTERNATIONAL INC
filed 2005-09-06
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2005

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
       For the transition period from _______________ to _________________


                                    000-29743
                            -----------------------
                            (Commission file number)


                        INTERNAL HYDRO INTERNATIONAL INC
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


            607 W. MARTIN LUTHER KING Jr. Blvd., TAMPA, FLORIDA 33603
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  813-231-7122
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

There is a limited trading market for the registrant's Common Stock. There were 42,991,217 shares of Common Stock, and 8,938,960 shares of preferred stock issued and outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

            INTERNAL HYDRO INTERNATIONAL INC.INDEX TO THE FORM 10-QSB
                     FOR THE SIX-MONTHS ENDED JUNE 30, 2005



                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION..................................................3

Item 1. Financial Statements...................................................3

Balance Sheet as of June 30, 2005 (unaudited)..................................3

Statements of Operations for the six months ended
   June 30, 2005 and 2004 (unaudited)..........................................4

Statements of Cash Flows for the six months ended
   June 30, 2005 and 2004 (unaudited)..........................................5

Notes to the Financial Statements..............................................6

Item 2. Management's Discussion and Analysis and Plan of Operation............13

Item 3. Controls and Procedures...............................................17

PART II. OTHER INFORMATION....................................................18

Item 2. Changes in Securities.................................................18

SIGNATURES....................................................................18

CERTIFICATIONS.............................................................19,20

                         Part 1. FINANCIAL INFORMATION

Item 1. Financial Stateme
nts



                        INTERNAL HYDRO INTERNATIONAL INC

                                  BALANCE SHEET
                                  -------------
                              As of June 30, 2005

                                     ASSETS
                                     ------

CURRENT ASSETS
      Cash and equivalents                                      $        62
                                                                -----------
                                                                         62
PROPERTY & EQUIPMENT
      Computers & Equipment,(net of accumulated depreciation)        12,366
                                                                -----------

OTHER ASSETS
      Accounts/loan receivable                                        7,000
      Investment - Langley Park                                      95,594
      Investment - Kinetic Energy                                   187,500
                                                                -----------
                                                                    290,094

                   Total Assets                                 $   302,522
                                                                ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
CURRENT LIABILITIES
      Accounts payable                                          $    99,570
      Accrued Liabilities                                            20,351
      Due to shareholders                                            84,700
      Notes Payable                                                  45,000
                                                                -----------
                                                                    249,621
OTHER LIABILITIES
      Debt under professional management (Note 4)                   906,879
                                                                -----------
                   Total Liabilities                              1,156,500
                                                                -----------

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, 10,000,000 shares
      authorized 8,897,960 shares issued and outstanding              8,898
      Common stock, $.001 par value, 75,000,000 shares
      authorized 47,294,939 shares issued and outstanding            47,295
      Additional paid-in capital                                  4,683,104
      Unrealized loss on investment                                (795,031)
      Accumulated deficit                                        (4,798,244)
                                                                -----------
                   Total Stockholders' Equity                      (853,978)
                                                                -----------

                   Total Liabilities & Stockholders' Equity     $   302,522
                                                                ===========

            See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC

                             STATEMENT OF OPERATIONS
                             -----------------------
                           Quarter ended June 30, 2005

                                               3 Months        3 Months        6 Months       6 Months         Date of
                                            ended June 30   ended June 30   ended June 30   ended June 30    Inception to
                                                 2005            2004            2005            2004       June 30, 2005
                                             ------------    ------------    ------------    ------------    ------------
NET SALES                                    $       --      $       --      $       --      $       --      $       --

COST OF SALES                                $       --      $       --      $       --      $       --      $       --
                                             ------------    ------------    ------------    ------------    ------------

           GROSS PROFIT                              --              --              --              --

SELLING, GENERAL & ADMINISTRATIVE EXPENSES   $    502,294    $    444,759    $  1,002,250    $    568,655    $  3,722,377
RESEARCH & DEVELOPMENT                             26,419          89,750          85,154         114,463         333,830
                                                                                                             ------------

           LOSS FROM OPERATIONS                  (528,713)       (534,509)     (1,087,404)       (683,118)     (4,056,207)
           LOSS ON SALE OF SECURITIES                --              --             --              --            697,237
           INTEREST EXPENSE                          --            25,713           --              --             44,800
                                             ------------    ------------    ------------    ------------    ------------

NET LOSS                                     $   (528,713)   $   (560,222)   $ (1,087,404)   $   (683,118)   $ (4,798,244)
                                             ============    ============    ============    ============    ============

BASIC NET LOSS PER COMMON SHARE              $      (0.01)   $      (0.36)   $      (0.03)   $      (0.43)
                                             ============    ============    ============    ============

DILUTED NET LOSS PER COMMON SHARE            $      (0.01)   $      (0.36)   $      (0.03)   $      (0.43)
                                             ============    ============    ============    ============

WEIGHTED AVERAGE OF COMMON
           SHARES OUTSTANDING                  44,174,424       1,575,763      34,016,070       1,575,763
                                             ============    ============    ============    ============




            See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC

                             STATEMENT OF CASH FLOWS
                             -----------------------
                  For the quarters ended June 30, 2005 and 2004

                                                                                            Accumulated from
                                                                                           Date of Inception
                                                                                                  through
                                                                      2005           2004     June 30, 2005
                                                                  -----------  -------------  -------------
OPERATING ACTIVITIES
    Net Loss                                                      $(1,087,404)   $  (683,118)   $(4,798,244)
      Adjustments to reconcile net loss to cash
        used by operating activities:
        Depreciation expense                                            1,850           --            5,781
        Amortization of Debt discount                                  15,000         25,713         55,000
        Issuance of common stock for services performed               855,988        278,148      3,099,557
        Loss on sale of securites                                        --             --          697,237
        Changes in assets and liabilities
           Increase in accounts payable and accrued liabilities        78,991          7,909        119,921
                                                                  -----------  -------------  -------------

           Cash used by operating activities                         (135,575)      (371,348)      (820,748)
                                                                  -----------  -------------  -------------
INVESTING ACTIVITIES
      Purchase of fixed assets                                    $       (64)   $      --      $   (16,067)
      Cash on proceeds on sale of marketable securities                  --             --          193,388
      Employee advances                                                  --          (12,000)        (7,000)
                                                                  -----------  -------------  -------------

           Cash used by investing activities                              (64)       (12,000)       170,321
                                                                  -----------  -------------  -------------
FINANCING ACTIVITIES
      Proceeds from notes payable                                 $      --      $    60,000    $    60,000
      Proceeds from sale of Common stock                               32,750           --           30,250
      Proceeds from shareholder advances                               64,900        335,000        560,239
                                                                  -----------  -------------  -------------

           Cash provided by financing activities                       97,650        395,000        650,489
                                                                  -----------  -------------  -------------

INCREASE IN CASH AND CASH EQUIVILENTS                             $   (37,989)   $    11,652    $        62

CASH AND CASH EQUIVILENTS, beginning of year                           38,051           --             --
                                                                  -----------  -------------  -------------

CASH AND CASH EQUIVILENTS, end of year                            $        62    $    11,652    $        62
                                                                =============  =============  =============
Non-Cash Investing and Financing Activities:
Conversion of debt to common stock                                $    10,000    $      --      $      --
                                                                =============  =============  =============
Conversion of trade obligations to common stock                   $    32,700    $      --      $      --
                                                                =============  =============  =============

            See accompanying notes to unaudited financial statements

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2005.


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Background and Nature of Business

INTERNAL HYDRO INTERNATIONAL INC.,(formerly Internal Command International ("ICI") was incorporated under the laws of the State of Florida on January 21, 2003 (the "Company").

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

As a result of the merger transaction with HSI, the former Company stockholders obtained control of HSI's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of HSI by the Company, under the purchase method of accounting, and was treated as a recapitalization with the Company as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the January 2, 2004, acquisition of the Company. The financial statements have been prepared to give retroactive effect to January 21, 2003 (date of inception), of the reverse acquisition completed on January 2, 2004, and represent the operations of the Company. Consistent with reverse acquisition accounting: (i) all of the Company's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the pre-existing outstanding shares of the HSI (the accounting acquiree) are reflected at their net asset value as if issued on January 21, 2003.


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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at June 30, 2005.

Revenue

There was no revenue generated in the quarter ended June 30, 2005.

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarter ended June 30, 2005.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company borrows funds from officers and stockholders from time to time. As at June 30, 2005, the balance of these loans was $84,700. Currently, there has been no repayment terms specified for the shareholder loans, as such, the Company has classified the loans as a Current Liability.

The Company borrows funds from officers and stockholders from time to time. As at June 30, 2005, there were no terms for the repayment of these loans.

During the three month period ended June 30, 2005, the Company received loans of $16,200 from significant shareholders to cover operating expenses and certain accounts payable. Currently, there has been no repayment terms specified for the shareholder loans, as such, the Company has classified the loan as a Current Liability.

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

During the three month period ended June 30, 2005, the Lender exercised their right to convert a portion of the amount due to common stock. On May 19, 2005 the Lender converted $10,000 into common stock. The Company issued 93,458 common shares to the Lender as compensation for this conversion.

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

During the year ended December 31, 2002, the Company placed 2,813,180 shares of its common stock in an escrow account. These shares are contingently issuable as they are to be issued to creditors as part of a plan to negotiate Company obligations through an intermediary. The Company is attempting to settle obligations by negotiating with creditors to take Company common stock as payment for the obligations. During the year ended December 31, 2002, the Company had not issued any of these shares to creditors. During the year ended December 31, 2003, the Company negotiated a settlement in which 249,905 shares of common stock were issued out of escrow to settle a creditor obligation that had an original balance of $65,000. The settlement was recorded at the trading value of the shares on the date of settlement. That value was $299,866. The result was an additional expense of $234,866 charged to operations for the year ended December 31, 2003. During the quarter June 30, 2005, the Company did not issue any of these shares to creditors.

On July 29, 2004, the Company entered into a Stock Purchase Agreement ("Purchase Agreement"), effective October 7, 2004, with Langley Park Investments Plc ("Langley"), a corporation organized under the laws of England and Wales which is admitted to trade on the London Stock Exchange ("LSE") as an investment trust. Pursuant to the Purchase Agreement, the Company sold 2,375,000 shares (post-split) of its common stock ("Company Stock") to Langley for a total purchase price of approximately $1,780,000.

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

NOTE 6 - COMMON AND PREFERRED STOCK

The Company issued 3,826,206 shares of its Common Stock during the three month period ended June 30, 2005 for services rendered to the Company. The value of these services is recorded at $ 420,883 which was based upon the closing price of the Company's shares at June 30, 2005.

The Company issued 436,316 shares of its Common Stock during the three month period ended June 30, 2005 for the forgiveness of debt to shareholders. The value of these services is recorded at $ 40,250 for the three month period ended June 30, 2005 which was based upon the cash value of the loans forgiven.

During the period April 1, 2005 to June 30, 2005 shareholders converted 41,000 Preferred shares into the Company's Common shares on a 1 for 1 basis.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has obligations to numerous creditors and vendors. The Company is attempting to settle these obligations, primarily through the issuance of common stock. Management believes that the Company will ultimately settle these obligations for no more than amounts accrued at June 30, 2005. However, the Company has made settlement offers to numerous creditors. These offers are represented by a specified number of shares. Any settlements will be valued at the fair value of the stock at the time the settlement is reached.

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

Investment in Langley securities consisted of the following at June 30, 2005:

                                Gross Unrealized
                            ----------------------        Fair
                            Cost     Gains    Losses      Value
------------------------------------------------------------------
Equity securities        $ 890,625  $      -  ($795,031)    95,594


Proceeds from sales of equity securities were $193,388 and gross realized (losses) gains were ($697,237) for the year ended December 31, 2004. The fair value at June 30, 2005 is determined based on the trading price of Langley and translated to U.S. dollars at the exchange rate on June 30, 2005.

During the year ended December 31, 2004, the Company invested in Kinetic Energy Systems, Inc. ("Kinetic") by issuing 1,250,000 shares of its common stock for approximately 20% of Kinetic. The value of the investment was determined to $187,500 based on the trading price of the Company's common stock at the time of the agreement. The Company intends to jointly develop and market complimentary technologies with Kinetic. The Company classifies its investment in Kinetic as available for sale and has carried its investment at cost. Kinetic is a private company and there is quoted market price for its securities. The Company does not believe that its investment in Kinetic is impaired at June 30, 2005.


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

Background and Overview

Internal Hydro International, Inc. (IHDR) is in the business of developing and the implementation of alternative energy technologies for the production of electricity through low impact hydro and other developing technologies for the production of electricity and energy sources. The system is noiseless and emission free. IHDR is currently finalizing production units of the Energy Commander version Four (EC IV) low impact hydro units, and development and prove out of the Energy Commander version Five (EC V) super efficient low impact hydro units. The Energy Commander IV (EC IV) is a patented technology, utilizing wastewater, fluid or gas flow from any source where flow pressure is present, and yet wasted, to create electricity. The system takes in the wasted pressure flow, where it goes through the heart of the system, and into pistons that create massive mechanical forces, all of which is transferred to a generator creating both electricity, and optional air pressure, both being for direct use or storage. The water or gas then moves out of the unit, to its original destination, without added waste.

IHDR has prepared a business model that will market the EC IV system through a distributors network around the world. Numerous municipalities, counties, manufacturing, textile, petroleum, residential development, and other industries have entered into agreements and intents with IHI for application of these units.

Currently, IHDR has entered into two strategic contracts for marketing, production and sale of the units. The first is for North American rights for distribution through Triton Technologies, Inc. (Triton). Triton has taken on the contractual responsibilities for the marketing of the EC technology, along with financing of the engineering for the EC units. Engineering is then passed off to the production partner located in Europe. The IHDR entry into the European union for production and sale of the energy units into that market under a revenue sharing plan, and for shipment of units to North America for sale into this market. Currently, Triton has been substantially fulfilling it's contractual obligations through the engineering financing, and through the preparation of marketing plans and materials. The European contract and partner will be announced in the next quarter.

At this point with independence from need for IHDR to finance the engineering, production and marketing of the EC units, IHDR's capital needs have been lessened, to that of operations, monthly burn, auditing, accounting, management, and most significantly, the compilation of new assets and for the development of new technologies. IHDR plans on expanding its product line to other areas of the alternative energy.

The  first  goal  of the  new  management  of IHDR  was  the  perfection  of the technology to prove the large scale of the power potential of the Energy Commander technology. This entailed the intricacy of design and engineering of a new style of unit on a much larger scale. It required the acquisition of materials, fabrication of machined parts never before made; the manufacture and design of a valve system so unique that it would qualify as a new intellectual asset; the assembly of the unit; and the testing of the unit under pressure simulation. This work resulted in the final production of a unit in late August, 2004 (the Energy Commander IV - A Model). The EC IV (A) was a four cylinder unit, designed for a four inch feed of water at 65 p.s.i. The EC IV (A) was shown to produce energy via its 25 kilowatt generator, successfully under real world conditions. With the successful completion of the EC IV (A) the company proceeded to design a smaller sized unit which would produce even more power. The planning and design of the variant model EC IV (B) has now begun. The EC IV
(B) will be an eight cylinder unit 50% the size of the (A) model producing 30 kilowatts at 55 p.s.i. The new design of the EC IV uses new parts, a new engineering firm, new plans and new equipment to make it smaller and standardized for mass production. The EC V developmental prototype, is showing itself to be a fifth of the size of the EC IV, for the same power output and is projected to be displayed, or fielded in the fourth quarter 2005.

The Company's management sought to further its business plan by acquisition of further similar technologies and by execution of contracts for future units and rights to distribution of the technology.

Previous History and Formulation of Company.

IHDR's predecessor, Tel-Voice Communications, Inc. ("Tel-Voice") was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. Smartdotcom, Inc. ("Smartdotcom") was incorporated under the laws of the State of Nevada on April 19, 1999. On June 30, 2000, Smartdotcom became a wholly owned subsidiary of Tel-Voice through a reverse merger. Tel-Voice issued 4,376,895 shares of its common stock for all of the issued and outstanding common stock of Smartdotcom. In December of 2002, the Company determined that its business plan of becoming an all-inclusive telecom, messaging and communications provider would not be successful. Therefore the company wound down those operations and were searching for new business ventures through a new business plan to become a provider of services to homebuyers. At the time, the Company had incurred net losses of $2,560,448 since inception.

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

TRITON TECHNOLOGIES:

In May, 2005, IHDR entered into the contractual partnership with Triton, for Triton to have rights to the North American sector, while at the same time, Triton would be contractually responsible for payment of the engineering firm for the EC IV. The contract calls for revenue sharing for the EC units in the North American market. Triton also has the responsibility to develop marketing materials, and the use protocols for the units with the engineering firm. To date, the contract is being fulfilled.

KINETIC ENERGY:

On July 8, 2004, Internal Hydro International made an announcement that it had entered into an agreement with KINETIC ENERGY SYSTEMS, INC. (KINETIC), a privately held Florida Corporation, for a strategic partnership. Internal Hydro received 20% of the shares of the private company, with access to license and develop the technology Kinetic held for underwater and over water power generation. Internal Hydro International issued 1,250,000 shares of treasury stock for this interest. Internal Hydro agreed to help develop the technology and market it within its resources. This technology and interest is still in IHDR's portfolio of technologies for further development. Kinetic's technology will require capital support, not necessarily from IHDR for scale up, development and fielding of its technologies.

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

On December 15, 2004, the Company had not received the initial payment for the ten-unit order and ETIG, which had renamed itself McGregor Energy, Inc., requested a thirty (30) day extension for the payment of the initial ten units. The extension was granted. As of June 30, 2005, the Company has not received payment on the initial ten-units and the contract is considered voided.

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

Results of Operations

Quarter ended June 30, 2005 vs. June 30, 2004

Revenue for the three months ended June 30, 2005 and 2004 was $-0-.

General and administrative expenses for the three months ended June 30, 2005 increased by $57,535 The increase is principally due to increased costs related to the Company's expanded effort to finalize an equity financing to commence marketing of the EC IV machines. All of the expenses were paid for from loans provided by significant shareholders and services provided for shares.

Interest expense for the three months ended June 30, 2005 increased by $2,344. The increase is the result of the Note Payable dated April 30, 2005. Research & Development costs decreased by $58,735 from the previous quarter as a result of the company getting closer to the completion of the proto-type machine.

Liquidity and capital resources

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. The Company is in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. The company anticipates it will be successful in these discussions; however there can be no assurances that the Company will be successful in doing so.

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

Off balance sheet arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended June 30, 2005, the Company did not engage in any off balance sheet transactions.

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

Item 2 - Changes in Securities

During the three month period ended June 30, 2005 the Company granted 3,826,206 shares of its common stock as consideration for services provided by certain staff and Board members. These shares were issued in June 2005. There were no underwriters involved in the issuance of these shares and the securities were not publicly offered for sale.

During the period April 1, 2005 to June 30, 2005 shareholders converted 41,000 Preferred shares into the Company's Common shares on a 1 for 1 basis.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31 Quarterly Certification Pursuant To Section 302 Of The SARBANES-OXLEY Act Of 2002

32 Internal Hydro International Inc. Certification Of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The SARBANES-OXLEY Act of 2002

(b)Reports on Form 8-K

Form 8-K filed with the SEC on April 15, 2005.



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


          Signature                Title                 Date

    /s/ CRAIG A. HUFFMAN
--------------------------
        Craig A. Huffman, Chief Executive Officer   August 29, 2005

                          Exhibit 31.1 CERTIFICATIONS

I, Craig A. Huffman, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Internal Hydro International, Inc. ("IHDR") on Form 10-QSB for the quarterly period ended June 30, 2005 ("Report") that:

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

I, Craig Huffman, solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to my knowledge the Quarterly Report of INTERNAL HYDRO INTERNATIONAL INC. on Form 10-QSB for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Internal Hydro International, Inc.





/s/ Craig A. Huffman
------------------------
    Craig A. Huffman
Chief Executive Officer