Form 10QSB
period 2005-09-30
INTERNAL HYDRO INTERNATIONAL INC
filed 2005-12-16
CIK 1108064

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                           Commission File #000-29743

                       INTERNAL HYDRO INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                                     FLORIDA
         (State or other jurisdiction of incorporation or organization)

                                   88-0109143
                      (IRS Employer Identification Number)

           607 W. Martin Luther Kings, Jr. Blvd., Tampa, Florida 33603
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (813) 231-7122
--------------------------------------------------------------------------------
                (Registrant's telephone no., including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

There is a limited trading market for the registrant's Common Stock. There were 57,210,242 shares of Common Stock, and 8,938,960 shares of preferred stock issued and outstanding as of November 28, 2005.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

Documents Incorporated by Reference: None


            INTERNAL HYDRO INTERNATIONAL INC.INDEX TO THE FORM 10-QSB
                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2005



                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheet as of September 30, 2005 (unaudited).............................4

Statements of Operations for the three and nine months ended
   September 30, 2005 and 2004 (unaudited)  ...................................5

Statements of Cash Flows for the nine months ended
   September 30, 2005 and 2004 (unaudited) ....................................6

Notes to the Financial Statements .............................................7

Item 2. Management's Discussion and Analysis and Plan of Operation............16

Item 3. Controls and Procedures...............................................26

PART II. OTHER INFORMATION....................................................27
Item 2. Changes in Securities  ...............................................27

SIGNATURES....................................................................28

CERTIFICATIONS ............................................................29-32

FORWARD LOOKING STATEMENT

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2004.

We are including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that could cause actual results to differ materially from those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; and the effect of business interruption due to political unrest; and our ability to efficiently manage our operations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

                        INTERNAL HYDRO INTERNATIONAL INC.
                                  BALANCE SHEET
                                    Unaudited
                            As of September 30, 2005

                                     ASSETS


CURRENT ASSETS                                                     $        116
 Cash and cash equivalents
                                                                   -------------
                                                                            116
PROPERTY & EQUIPMENT
 Computers & Equipment, (net of accumulated depreciation                 11,441
                                                                   -------------
OTHER ASSETS
 Accounts/loan receivable                                                 7,000
 Investment - Langley Park                                               11,533
 Investment - Kinetic Energy                                            187,500
                                                                   -------------
                                                                        206,033
    Total Assets                                                   $    217,590
                                                                   =============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                  $    218,851
 Accrued liabilites                                                       4,130
 Due to shareholders                                                     99,750
 Notes payable                                                           52,445
                                                                   -------------
                                                                        375,176
OTHER LIABILITIES
     Debt under professional management (Note 4)                        906,879
                                                                   -------------
                                                                   -------------
    Total Liabilities                                                 1,282,055
                                                                   -------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value, 10,000,000 shares authorized
  8,885,960 shares issued and outstanding                                 8,886
 Common stock, $.001 par value, 75,000,000 shares authorized
  51,642,457 shares issued and outstanding                               51,643
 Additional paid-in capital                                           4,976,833
 Unrealized loss on marketable securities                              (103,780)
 Accumulated deficit                                                 (5,998,047)
                                                                   -------------

    Total Stockholders' Equity                                       (1,064,465)

    Total Liabilities and Stockholders' Equity                     $    217,590
                                                                   =============


See accompanying unaudited notes to financial statements

                        INTERNAL HYDRO INTERNATIONAL INC.
                             STATEMENT OF OPERATIONS
                                    Unaudited


                                        3 Months Ended  3 Months Ended   9 Months Ended  9 Months Ended       Date of
                                         September 30,   September 30,    September 30,    September 30,    Inception to
                                           2005             2004             2005            2004         September 30, 2005
                                      ---------------  --------------- ----------------  --------------- -------------------
NET SALES                             $            --  $           --  $            --   $           --  $                --
COST OF SALES                         $            --  $           --  $            --   $           --  $                --
                                      ---------------  --------------- ----------------  --------------- -------------------
   GROSS PROFIT                                     --              --               --               --                  --
SELLING, GENERAL & ADMINISTRATIVE
  EXPENSES                             $      407,789   $    1,583,006  $     1,389,095   $    2,125,685  $        4,109,222

RESEARCH & DEVELOPMENT                             --           34,821           85,154          149,547             333,830
                                      ---------------  --------------- ----------------  --------------- -------------------

   LOSS FROM OPERATIONS                      (407,789)      (1,617,827)      (1,474,249)      (2,275,232)         (4,443,052)
   LOSS ON SALE OF SECURITIES                      --               --               --               --            (697,237)
   PERMANENT IMPAIRMENT WRITE DOWN ON
     MARKETABLE SECURITIES                   (775,312)                         (775,312)                            (775,312)
   INTEREST EXPENSE                           (16,701)          (1,800)         (37,645)          (27,513)           (82,446)
                                      ---------------  --------------- ----------------  --------------- -------------------

NET LOSS                               $   (1,199,802)  $   (1,619,627)  $   (2,287,206)  $   (2,302,745) $       (5,998,047)
                                      =============== ================ ================ ================ ===================

BASIC NET LOSS PER COMMON SHARE        $        (0.02)  $        (0.04)  $        (0.06)  $        (0.06)
                                      =============== ================ ================ ================

DILUTED NET LOSS PER COMMONS SHARE     $        (0.02)  $        (0.04)  $        (0.04)  $        (0.06)
                                      =============== ================ ================ ================
WEIGHTED AVERAGE OF COMMON
   SHARES OUTSTANDING                      49,267,421       39,394,075       39,174,615       39,394,075
                                      =============== ================ ================ ================


See accompanying unaudited notes to financial statements

                        INTERNAL HYDRO INTERNATIONAL INC

                             STATEMENT OF CASH FLOWS
                                    Unaudited
              For the nine months ended September 30, 2005 and 2004



                                                                                           Accumulated from
                                                                                          Date of Inception
                                                                                               through
                                                              2005           2004          September 30, 2005
                                                       ---------------  --------------- -----------------------
OPERATING ACTIVITIES

 Net Loss                                               $  ( 2,287,206)  $   (2,302,745)          $  (5,998,046)
   Adjustments to reconcile net loss to cash
     used by operating activities:
     Depreciation expense                                        2,775                -                  6,706
     Amortization of debt discount                              20,000               -                   60,000
      Write down on marketable securities                      775,312                                  775,312
     Issuance of common stock for services performed         1,077,903        1,789,401               3,321,471
     Stock subscription receivable                               2,500                -                       -
     Loss on sale of securities                                      -                -                 697,237
     Changes in assets and liabilities
       Increase in accounts payable and accrued
liabilities                                                    194,495           55,658                235,426
                                                       ---------------  --------------- -----------------------
         Cash used by operating activities                    (214,221)        (457,686)               (901,894)
                                                       ---------------  --------------- -----------------------
INVESTING ACTIVITIES
   Purchase of fixed assets                             $          (64)  $            -           $     (16,067)
   Cash on proceeds on sale of marketable securities                 -                -                 193,388

   Employee advances                                                 -           (7,000)                 (7,000)
                                                       ---------------  ---------------  ----------------------
       Cash used by investing activities                           (64)          (7,000)                170,321
                                                       ---------------  --------------- -----------------------
FINANCING ACTIVITIES
   Proceeds from notes payable                          $            -   $       60,000           $      60,000
   Proceeds from sale of common stock                          118,650                -                 118,650
   Proceeds from shareholder advances                           57,700          404,328                 553,039
                                                       ---------------  --------------- -----------------------
       Cash provided by  financing activities                  176,350          464,328                 731,689
                                                       ---------------  --------------- -----------------------

INCREASE IN CASH AND CASH EQUIVALENTS                   $     (37,935)   $         (358)          $         116
CASH AND CASH EQUIVALENTS, beginning of year                    38,051              385                       -
                                                       ---------------  --------------- -----------------------
CASH AND CASH EQUIVALENTS, end of period                $          116   $           27           $         116
                                                       ===============  =============== =======================
Non-cash investing and Financing Activities
Conversion of debt to common stock                      $       46,000   $            -           $      46,000
                                                       ===============  =============== =======================
Conversion of Preferred to Common                       $       12,000   $            -           $      12,000
                                                       ===============  =============== =======================
Conversion of trade obligations to common stock         $       32,700   $            -           $      32,700
                                                       ===============  =============== =======================



See accompanying unaudited notes to financial statements

                       INTERNAL HYDRO INTERNATIONAL, INC.

                      NOTES TO FINANCIAL STATEMENTS FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 2005


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Background and Nature of Business

Internal Hydro International, Inc., (formerly Internal Command International ("ICI") was incorporated under the laws of the State of Florida on January 21, 2003 (the "Company").

On January 2, 2004 the Company entered into a merger agreement with Home Services International, Inc. ("HSI"). HSI issued 27,500,000 shares of its Series A Preferred stock. The Company is a development stage enterprise. The Company intends to manufacture and distribute its alternative energy products that use water pressure flow to generate electricity. In connection with this acquisition, the company was re-named Internal Hydro International, Inc.

As a result of the merger transaction with HSI, the former Company stockholders obtained control of HSI's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of HSI by the Company, under the purchase method of accounting, and was treated as a recapitalization with the Company as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the January 2, 2004, acquisition of the Company. The financial statements have been prepared to give retroactive effect to January 21, 2003 (date of inception), of the reverse acquisition completed on January 2, 2004, and represent the operations of the Company. Consistent with reverse acquisition accounting: (i) all of the Company's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the HSI (the accounting acquire) are reflected at their net asset value as if issued on January 21, 2003.

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

continued.

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at September 30, 2005.

continued.

Revenue

There was no revenue generated in the quarter ended September 30, 2005.

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

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of September 30, 2005, there were no stock options and 107,497 warrants outstanding.

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

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the date of grant. As of September 30, 2005, no stock options have been granted.

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarter ended September 30, 2005.

continued.

Recently Issued Accounting Pronouncements

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

NOTE 2 - RELATED PARTY TRANSACTIONS

As of September 30, 2005, the Company has received loans totaling $99,750 from officers and shareholders to cover operating expenses and certain accounts payable. Currently, there has been no repayment terms specified for the shareholders loans; therefore, the Company has classified the loans as a current liability. These are non-interest bearing loans.

NOTE 3 - NOTE PAYABLE

The $60,000 Note Payable has a one year Term, due April 30, 2005. The Note carries an interest rate payable of 12% per annum. The Note is Convertible into common stock at the discretion of the Lender, including all accrued interest at the lesser of $7.50 per share or at a 30% discount to the three lowest closing bid prices for the five days prior to the conversion date. The Note also includes a warrant to purchase 100,000 shares of common stock at a price of $5.00 per share for a period of 5 years. This amount was charged as a discount to the note and amortized to interest expense over a one-year period.

During the nine months ended September 30, 2005, the Lender exercised their right to convert a portion of the amount due to common stock. A total of $20,000 has been converted into 288,390 common shares.

NOTE 4 - STOCKHOLDERS' DEFICIENCY

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

During the year ended December 31, 2002, the Company placed 2,813,180 shares of its common stock in an escrow account. These shares are contingently issuable as they are to be issued to creditors as part of a plan to negotiate Company obligations through an intermediary. The Company is attempting to settle obligations by negotiating with creditors to take Company common stock as payment for the obligations. During the year ended December 31, 2002, the Company had not issued any of these shares to creditors. During the year ended December 31, 2003, the Company negotiated a settlement in which 249,905 shares of common stock were issued out of escrow to settle a creditor obligation that had an original balance of $65,000. The settlement was recorded at the trading value of the shares on the date of settlement. That value was $299,866. The result was an additional expense of $234,866 charged to operations for the year ended December 31, 2003. During the quarter September 30, 2005, the Company did not issued any of these escrow shares to creditors.

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

Langley paid the purchase price by delivering 882,778 Ordinary Shares of Langley ("Langley Shares") to the Company with a value of one (1.00) British Pound Sterling (approximately U.S. $1.80) per share. The Company issued the Company Stock to Langley. Both the Company Stock and the Langley Shares will initially be placed into escrow, including fifty percent (50%) of the Langley Shares to be deposited into escrow as Downside Price Protection (the "Langley Escrow Shares").

The Company intends to liquidate the Langley Shares released to it within a reasonable period of time following their listing on the LSE in order to fund operations. Although the parties have agreed upon a value of one (1.00) British Pound Sterling (approximately U.S. $1.80 per share) per Langley Share, there can be no assurances that the Company can liquidate some or all of the Langley Shares at that price.

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

During the period ended September 30, 2005, the Company determined that the decline in value of the Langley shares was other than temporary. They believed that it had the ability and intent to hold an investment indefinitely. However, there was no basis to determine a forecasted recovery of fair value up to (or beyond) the cost of the investment. Therefore, the Company wrote the carrying value down to the investment's quoted trading value at September 30, 2005.

On the two (2) year anniversary of the Purchase Agreement ("Two Year Anniversary"), the market value of the Company's common stock will be compared to the purchase price of the Company Stock under the Purchase Agreement" Market Value" is defined as the average of the ten (10) closing bid prices per share of the Company's common stock during the ten (10) trading days immediately preceding the Two Year Anniversary of the Agreement. If the Market Value of the Company's common stock on the Two Year Anniversary is the same or higher than purchase price per share, then at that time, the Company will receive all of the Langley Escrow Shares. If the Market Value on the Two Year Anniversary is less than purchase price per share, then for each percentage point decline in value, the Company must sell a corresponding percentage of the Langley Escrow Shares back to Langley for nominal consideration, up to the maximum number of Langley Escrow Shares, and the balance of the Langley Escrow Shares is released from escrow to the Company. The Company has recorded an additional unrealized loss of $103,000 on this investment at September 30, 2005 due to this provision. The additional write down was calculated on the basis of the quoted value of the Langley shares less the pro-rata value of shares that would be returned to Langley based on the trading value of the Company's common stock at September 30, 2005.


NOTE 5 - BUSINESS SEGMENTS

The Company operates in one business segment, the manufacture and marketing of devices that produce electrical energy from existing water, steam, air and gas flows.

NOTE 6 - COMMON AND PREFERRED STOCK

COMMON STOCK

The Company's articles of incorporation authorize the issuance of up to 75,000,000 shares of common stock, with a par value of $.001.

PREFERRED STOCK

The Company's articles of incorporation authorize the issuance of up to 10,000,000 shares of serial A convertible preferred stock, with a par value of $.001. Series A convertible stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of series A convertible preferred stock for one shares of common stock at any time after the first anniversary of the original date of issuance. The series A convertible preferred stock shall rank, as to dividends and upon liquidation senior and prior to the Company's common stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of series A convertible preferred stock. In addition, so long as any share of series A convertible preferred stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional shares of series A convertible preferred stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends.

To date, no dividend has been declared by the Board of Directors. The series A stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A shareholder of record shall have one vote for each Series A stock share outstanding

During the three months ended September 30, 2005, 200,000 shares were issued as final payment on an original $20,000 loan. A total of 194,932 shares were issued for $10,000 under a convertible note. The original note for $60,000, which is being paid in $10,000 incr ements, is converted to shares on a periodic basis. The note holders convert to shares at their discretion. There is not a time table. Additionally, 1,453,000 shares of stock are issued for short term loans totaling $56,150. Pursuant to the terms of the loan, if the loan can not be repaid within ten days, then shares are issued to the lender equal to the amount of the loan. A total of 2,350,000 trading shares were issued to five individuals as payment for services totaling $216,250 and 87,586 shares were issued to one individual for payment of commissions totaling $5,665.

During the period January 1, 2005 to September 30, 2005 shareholders converted 19,591,790 preferred shares into the Company's Common shares on a 1 for 1 basis.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Prior to the merger of Internal Command with Home Services, the Company (HSVI) had incurred additional deficits in cash flow from operating activities. The Company had accrued approximately $906,879 in obligations to vendors, consultants and former employees. We are attempting to settle these obligations, primarily through the issuance of common stock. Management believes we will ultimately settle these obligations for no more than amounts accrued at December 31, 2004. As a part of the Merger Agreement with INTERNAL COMMAND INTERNATIONAL, INC., the then Chief Executive Officer of HSVI, Jay Budd, had and did affirm that the outstanding debts of HSVI have been properly structured for management of the debt post-merger; namely, that the debt was in the hands of suitable professional debt management team, including Fletcher & Associates, and Harry J. Miller, PLLC, that there has been set aside as part of the issued common stock for obligation and satisfaction of the debt, and that the incoming principals of ICI will be held harmless for this debt. The company in the summer of 2005, released Harry Miller, PLLC and Fletcher & Associates from their duties as debt managers, taking control of such matters internally due to the amount of legal expertise held. To date, the shares issued to secure these debts are not issued, and held by both Harry Miller PLLC in trust, and with the company, should the need arise for settlement of any such debts, if communication and demand for the same is made. To date no such verified debt demands have been made, so the shares are still held in safekeeping. Any settlements will be valued at the fair value of the stock at the time the settlement is reached, or some other amount as negotiated.

For the year ended December 31, 2002, the Company placed 2,813,180 shares of its common stock in an escrow account. These shares are contingently issuable as they are to be issued to creditors as part of a plan to negotiate Company obligations through an intermediary. The Company is attempting to settle obligations by negotiating with creditors to take Company common stock as payment for the obligations.

During the year ended December 31, 2002, the Company had not issued any of these shares to creditors. During the year ended December 31, 2003, the Company negotiated a settlement in which 249,905 shares of common stock were issued out of escrow to settle a creditor obligation that had an original balance of $65,000. The settlement was recorded at the trading value of the shares on the date of settlement. That value was $299,866. The result was an additional expense of $234,866 charged to operations for the year ended December 31, 2003. During the quarter September 30, 2005, the Company did not issued any of these escrow shares to creditors. Management believes that the Company will ultimately settle these obligations for no more than amounts accrued at September 30, 2005. However, the Company has made settlement offers to numerous creditors. These offers are represented by a specified number of shares. Any settlements will be valued at the fair value of the stock at the time the settlement is reached.

The Company has been advised a judgment is pending from a creditor for non-payment of a debt of approximately $43,000. This judgment was apparently out of a law suit from Phoenix Arizona, as a vendor law suit with the previous company HSVI. Notably, this suit was not disclosed to the management upon the reverse merger, or within the merger documents presented to the management of Internal Command International upon the merger. This judgment has been domesticated to Florida, and was noticed to the company, however, actions to attempt to communicate with this judgment holder for potential settlement have not been successful. IHDR takes the position that it will attempt to settle the judgment for the benefit of the company.

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

     Investment in Langley securities consisted of the following at September 30, 2005:

                                 Gross Unrealized    Impairment       Fair
                       Cost       Gains   Losses     Write-down       Value
--------------------------------------------------------------------------------
Equity Securities  $ 890,625  $       -  $      -  $   (775,312)   $ 115,313



During the period ended September 30, 2005, the Company determined that the decline in value of the Langley shares was other than temporary. They believed that it had the ability and intent to hold an investment indefinitely. However, there was no basis to determine a forecasted recovery of fair value up to (or beyond) the cost of the investment. Therefore, the Company wrote the carrying value down to the investment's quoted trading value at September 30, 2005.

Proceeds from sales of equity securities were $193,388 and gross realized (losses) gains were ($697,237) for the year ended December 31, 2004. The fair value at September 30, 2005 is determined based on the trading price of Langley and translated to U.S. dollars at the exchange rate on September 30, 2005.

During the year ended December 31, 2004, the Company invested in Kinetic Energy Systems, Inc. ("Kinetic") by issuing 1,250,000 shares of its common stock for approximately 20% of Kinetic. The value of the investment was determined to $187,500 based on the trading price of the Company's common stock at the time of the agreement. The Company intends to jointly develop and market complimentary technologies with Kinetic. The Company classifies its investment in Kinetic as available for sale and has carried its investment at cost. Kinetic is a private company and there is quoted market price for its securities. The Company does not believe that its investment in Kinetic is impaired at September 30, 2005. The Company owns 2,000,000 voting preferred shares of Kinetic Energy Systems, Inc. Kinetic has 10,000,000 preferred shares issued and outstanding and 1,000,000 common shares outstanding, The Company's interest in Kinetic is approximately 18%. The Company exercises no management control and therefore, the cost method was used.

NOTE 10 - FURNITURE AND EQUIPMENT

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3-5 years. Depreciation expense for the quarter ended September 30, 2005 and 2004 was $2,775 and $0 respectively.

Item 2. Management's Discussion and Analysis and Plan of Operation.

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2004 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

GENERAL

Internal Hydro International, Inc. ("IHDR" or "Company") was organized on December 31, 1996 as Tel-Voice Communications, Inc. as a Nevada Corporation. On January 6, 2003, we changed our name to Home Services International, Inc. and on January 13, 2004, the name was changed to Internal Hydro International, Inc. The Company was re-domiciled to Florida on February 4, 2004. We are a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "IHDR". Our offices are located at 607 W. Martin Luther King, Jr. Blvd., Tampa, Florida 33603. Our website is www.internalhydro.com.


IHDR is a development stage enterprise. We intend to manufacture and distribute alternative energy products that use water pressure flow to generate electricity. IHDR is currently finalizing production units of the Energy Commander, version Four (EC IV) low impact hydro units. We are also finalizing the development and prove out of the Energy Commander version Five (EC V) super efficient low impact hydro units. The Energy Commander IV (EC IV) is a patented technology, utilizing wastewater, fluid or gas flow from any source where flow pressure is present to create electricity. The system takes in the wasted pressure flow, where it goes through the heart of the system, and into pistons that create massive mechanical forces, all of which is transferred to a generator creating both electricity, and optional air pressure, both being for direct use or storage. The water or gas then moves out of the unit, to its original destination, without added waste. The system is noiseless and emission free.

IHDR has now entered into the production and fielding phase of its business plan, with an overseas strategic partner. IHDR is now centering activities on the final production plans, and production of a 10 unit fielding of its new energy units, the EC V. These units will be deployed to strategic locations around the country, and in Europe for direct industrial use and for use in natural flows such as water pipelines, rivers, aquaducts, and dams.

Initial production of the units will be done in Europe with Internal Hydro's joint venture partner; Cm2. Cm2's production facility is located in Terni, Italy, about one hour north of Rome. The facility encompasses a large 19,000 sq. meter area with a 7,000 sq. meter production warehouse. With on staff engineers, marketing and production, Cm2 is well positioned to handle the Energy Commander
(EC) systems. Cm2 manufactures and produces large industrial electrical components for utilities and industries, including such items as transformers, MV and LV electrical switchboards, auxiliaries and conduits for big transformers, cooling ducts, conduit bars, motors and generators. Cm2 also works in the area of hydro technologies for implementation of systems to unutilized water flows, where the EC units will fill a large role.

Cm2's clients include Siemens, Colgate Palmolive Europe, Alitalia and every large Italian utility, among others. Cm2 has already arranged and dedicated through their engineering department a proper space in their 800,000 sq. foot warehouse for hosting the final development and the starting of the production line for the EC generator. Cm2 has also reached an agreement with Politecnico; one of the foremost Italian universities, for their endorsement of the technology under a transfer plan which we think will assist Cm2 in obtaining EU grants and the contribution from the Italian state and from the regional governments. Cm2 is ISO 9001 certified, and IQ NET certified for the production, maintenance and installation of all electrical systems, as well as maintaining certifications in the same for quality control. RINA (Italian Air and Shipping Registry), certifies that Cm2 works in accordance with ISO 9001 quality regulations in the making of the following products -- process -- services:
Planning, production, installation and assistance of civil and industrial technological systems for electric, electronic and mechanical sectors. We believe that additional manufacturing will occur in the United States, with other machining houses and manufacturers, yet to be selected and negotiated.

The patent for the base technology is held under a permanent assignment from the inventor, Rianey Nelson. Other intellectual property patents on the new technology will be generated into patent pending status before fielding. All parties to any agreement are bound by the intellectual and property secrecy agreements. Additional patents will, in the opinion of management, be generated from the improvements in the technology.

IHDR has several advantages over all other alternative energy sources available. The patented Energy Commander (EC) system represents the first time in history that a technology has been created to use the positive displacement of water pressure to create mechanical force to create electricity. The advantages of the EC are numerous. Primarily, the system will use 100% of the flow pressure into the system, unlike hydro units that are only 30% efficient at best. Second, the EC units will not take up space; an EC unit takes up 1/100 the space of a solar array to gain the same amount of electrical output. Third, the price of EC system will be a fraction of the competition. Per Kw, the system cost will be around $150.00 that is 1/10 the usual renewable energy goal. This means enormous profit margins with the three available revenue streams and more competitive market entry. The EC has no direct competition. Solar, wind, biomass and large flow hydro-power sources are much different than the IHI technology, and these alternative energy sources can co-exist. The advantages that IHI has over these sources are its cost, its flexibility and its constant availability. In the United States alone, IHDR estimates our technologies will surpass wind-generated power within three years and exceed solar in four years. Keep in mind that IHDR is not competing with these segments, since our source of power is different than solar, wind, geothermal (although the system can use geothermal outlets as power sources), or biomass. The EC IV technology is related to traditional hydropower, only in the sense that it can use water flows; however, the flows of water necessary for hydropower are enormous. Thousands of gallons per second are required. Our technology is low flow, and much less demanding than hydro. EC system optimizes and efficiently uses 100% of the flow. Hydropower is much less efficient. IHDR will be a contributor to the Renewable Energy segment of the United States Economy. Our technology will help expand that portion of the pie.

The search and demand for alternative energy sources is reaching the highest priority possible, with many alternative energy initiatives being proposed domestically and internationally. IHDR's EC technology saves expenditures, provides reliable electricity at a cheaper cost than current alternatives, and does so with free flows of wasted water or gas flows. The need for alternative energy is only as great as its reliability and value on a per kilowatt-hour of electricity basis. The common industry standard in the alternative energy field is to attempt to beat the cost of $1,500.00 per kilowatt of energy produced. IHDR will set a new benchmark for that goal in the alternative energy industry and we believe that the Energy Commander System beats that goal of $1,500.00 per kilowatt of energy produced. The cost of units to provide electricity either for direct use or for storage, just as solar does in battery arrays, will be significantly less costly than solar, biomass, or wind, by as much as fifty to ninety percent per unit cost. Per kilowatt cost for the EC is in the $150 per kilowatt range.


The unique aspect of IHDR's technology is that our energy conversion technology, the EC System, has no direct competitor. No other technology uses low flow fluid or gas pressure for the creation of vast amounts of mechanical force to create electricity. No other technology has utilized positive displacement of flow pressure to create electricity. Solar power depends upon a clear day; wind upon the strength of nature at a given point, and hydro upon vast amounts of water flow. EC uses small flows to create mechanical force up to a hundred times the incoming pressure of natural or manmade flows. These flows are wasted potential energy and are free. We harness it and make it work to create electricity wherever needed.

In today's energy and renewable energy market, the positions of the players have stagnated. The renewable energy market has hinged around the six per cent mark for a number of years. IHDR is targeting industries as a whole. We are not tied to the notion that our technology somehow has to be seen in the same vein as solar, biomass, or wind. This technology will simply fit where the opportunity is present in the flows available in a given area, building, or industrial use. IHDR is targeting industries with high electric utility costs and access to flow pressures of gas or fluid, which will run the EC. Wasted flows will give rise to the target areas. IHDR will target those who have the need to cut utility costs in the sectors identified with special emphasis on the textile, oil and gas refining and drilling, home development, agricultural, poultry, and other industries, which have communicated the greatest interest in placement of units. All of the industries are ones that will either have access to natural flow, be near man-made flow, which is wasted, or have internal wasted flow after the flow is used.

IHDR's Energy Commander System will be used in the industrial areas of steel and metals manufacturing, oil and gas drilling, oil and gas refining, chemical plants and processing, wood processing, paper and wood pulp, battery manufacturing, all areas of agriculture and food processing, cement and material processing, gas pipelines, and numerous other industrial and commercial applications. The EC technology will have many applications in rural and third world areas. In the United States alone, there are over 70,000 dams that do not produce electricity, but many are capable of doing so with no environmental impact. The technology has numerous applications in third world areas where ready access to natural flow exists, and yet is unused. Such flows as in these areas would not support conventional hydropower systems, but will support constant 24 hour a day power from the EC.

EC will mean huge savings, and potentially, even payback to municipal, county, state and federal government facilities. Lowering or excluding power costs, while giving back potential revenue to governmental entities utilizing the EC to produce electricity in buildings, compounds, and governmental facilities. IHDR's technology will have far reaching military aspects, able to be used by the U.S. military to help build nations the third world areas where power projection can be accomplished by the supplying of power to areas of need. EC will be used as a power source for direct power supply and for back-up power sourcing for hospitals, nursing omes, and other uses where back up power generation is required. The potential applications for the EC will only be limited by the flows available where they are found.

We have  prepared a business  model that will  market the EC V system  through a distributor network around the world. Numerous municipalities, counties, manufacturing, textile, petroleum, residential development, and other industries have entered into agreements and intents with the Company for application of these units. We also intend to further its business plan by acquisition of similar technologies and by execution of contracts for future units and rights to distribution of the technology.

However; since inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain our operations. During the three months ended September 30, 2005, we reported a loss of $1,199,802 while a loss of $1,619,627 was reported for the three months ended September 30, 2004.

Our long-term viability as a going concern is dependent on certain key factors, as follows:

-    Our ability to continue to obtain sources of outside financing.

- Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

ACQUSITIONS OF SIMILAR TECHNOLOGIES

Cm2 Agreement:

In February 2005, IHDR entered into a large scale joint venture agreement for production, distribution and sale of its Energy Commander units to the European Union. Under the performance based contract, Cm2, an Italian Energy
Manufacturing and Supply Company, will manufacture units in Italy for distribution, sale, and lease into Europe. Cm2 will supply engineering, production, marketing, distribution, and service for the Energy Commander units. Cm2 believes they will build and place a minimum of between 300 and 600 thirty Kw units in Europe in 2006. Under the agreement IHDR pays no significant capital expenditure, however, it receives revenues in various forms.

Cm2 is a producer and supplier of electrical systems for European utilities and industrial users. Cm2 is positioned to supply Internal Hydro's units for all of the European Union for years to come. Cm2 will be producing the units under a revenue sharing and payment license from IHDR. Cm2 believes they will be able to produce 100 units per week in full production.

Cm2 will distribute, and service the units throughout Europe through a joint venture entity. IHDR shall receive an up front sum of $2,000 to $3,000 per unit produced for Europe plus a large portion of the revenue stream from all units placed in Europe, including electricity, renewable energy credits, and other readily available credits. Energy credits in Italy are expected to be about 3 to 10 times the projection of revenue for IHDR units placed in the U.S. Under the agreement, Cm2 will be a strategic partner for delivery of the EC units to IHDR's domestic US use for less than IHDR could produce the units in the United States. Due to their extensive experience in the European energy market, Cm2's ability to produce, sell, and maintain the units, will give IHDR a strong partner for the EU.

KINETIC ENERGY

On July 8, 2004, we announced that we had entered into an agreement with Kinetic Energy Systems, Inc. ("Kinetic"), a privately held Florida Corporation, for a strategic partnership. IHDR received 20% of the shares of the private company with access to license and assist in the development of the technology Kinetic held for underwater and over water power generation. IHDR issued 1,250,000 shares of treasury stock for this interest. IHDR agreed to help develop the technology and market it within its resources. Kinetic has several new hydro and wind based technologies, all patented or patent pending at this time. These include the Hydrokinetic Generator; Offshore Energy Platform; KESC Bowsprit Generator; and, KESC Tidal Generator. These technologies create generate electrical power or hydrogen using kinetic energy from moving water and wind, utilizing wind and tides. The Hydrokinetic Generator is at the prototype and engineering stage. The Offshore Energy Platform is at the prototype and engineering stage. The KESC Bowsprit Generator at the prototype and engineering stage. The Bowsprit is being designed for prototyping in the dual role of hydrogen production. The KESC Tidal Generator is at the engineering and prototype stage. KESC is preparing to display the Bowsprit technology for the first time at the NERL conference.

To date this relationship still exists, and IHDR will help market and develop the Kinetic line of production, in Europe and the United States. This support of Kinetic is tied to IHDR's capital ability to do so. IHDR will help introduce Kinetic's products to European entities for development and marketing.

TRITON TECHNOLOGIES:
-------------------

In April 2005, IHDR entered into a future marketing and distribution agreement with Triton Technologies of Reston Virginia. Through this agreement, Triton has the rights to market the Energy Commander technology. Under the agreement, Triton took on certain responsibilities for the capital support of the Energy Commander build out and engineering. Through the third quarter of 2005, Triton had directly taken on the contractual obligations for payment to the engineering firm APTEC for unit plans and production of the EC IV. IHDR was relieved of such payments during the period that Triton fulfills its obligations to APTEC, and to date has paid APTEC approximately $40,000 as reported to IHDR. The primary purpose of the agreement will be for Triton to develop and implement a strategic marketing plan for industry awareness and for sales of the Energy Commander under IHDR's control, once units are fielded and able to be displayed. Under the agreement, Triton will receive a portion of the revenue flow from units placed under its marketing and distribution work. As part of the agreement, IHDR would also receive an equity position in Triton based upon the future position of Triton's public company. IHDR was informed by management of Triton in September, 2005, that they would be repositioning the assets of Triton, and this agreement for marketing and licensing to a new private entity in the near future, which IHDR did not object to. To date this contract has been fulfilled.

ETIG

On November 3, 2004, we entered into agreement with El Tigre Development (ETIG), a Florida Corporation, for the purchase of one hundred units of Energy Commander IV units. The purchase price of the one hundred units was $2,250,000, with the first ten units to cost $50,000 each. The agreement itself had a three year term and called for the Company and ETIG to share in revenue generated from each unit beyond the purchase price. For the first ten units, revenue is 20% from any source on the units. Additional units include 50% revenue. In exchange for the initial ten-unit purchase, we are granted rights for placement to ETIG in the states of Washington, North Carolina, Oregon and Utah. Upon execution of the first ten-unit purchase, two lines of credit will become effective. Each line of credit shall be for $5,000,000 to our benefit. The first line of credit will entitle ETIG to place units in Idaho and Asia. The second line of credit will entitle ETIG to place units in South America and Scotland. These lines of credit were represented by ETIG to be from financial houses and resources, which did not develop. The lines of credit were stated to be available for the production of units, at descending rates of pricing per Energy Commander Unit produced.

As of December 15, 2004, we have not received the initial payment for the ten-unit order and ETIG, which had renamed itself McGregor Energy, Inc., requested a thirty (30) day extension for the payment of the initial ten units. The extension was granted. This contract was subsequently noticed by IHDR to be in default, with no answer being given by ETIG. We have determined that there was no operable or available source of recourse due to the lack of any financial resources or assets of ETIG, which became defunct in early 2005.

NEW IMPACT

On November 2, 2004, IHDR and New Impact, LLC, a private Arizona based Company, entered into a contract for the purchase of energy units from IHDR, with follow on rights for distribution and use of IHDR's technology. The initial phase of the contract calls for supplying ten units at a purchase price of $500,000 for use in New Impact's water treatment facilities and other areas in the Southwest. This contract has not been funded to date; however, in March 2005, this contract was absorbed by the later agreement with Triton Technologies of Reston Virginia, to be the marketing and sales arm of IHDR when IHDR is in a unit production ability. Even without this contract with New Impact not being funded, this did not materially set back IHDR, since other users and application finders for the technology were available, namely the contract and strategic agreement with Cm2, as explained herein. Due to the ability of units to be contracted for and placed by any using entity, the funding of such contracts is not seen as central to the business plan, since such plan is made around units being implemented at the user level, not through distributors such as New Impact.

LETTERS OF INTENT

Throughout the year, we have released news on a limited number of letters of intent from potential users of the production units when they are available. To date, all such potential users and parties of interest still want to acquire units for use once production units of the new version of the unit is available.

HISTORY OF COMPANY

Tel-Voice Communications, Inc. ("Tel-Voice") was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. From 1996-2000 Tel-Voice was a development stage company with no business activity. On June 30, 2000, Tel-Voice acquired Smartdotcom, Inc. ("SDC") in a transaction accounted for as a reverse merger. The Company retained the name Tel-Voice Communications, Inc. SDC had developed a technology that provides private electronic networks for labor unions and integrated communities, both of which include subscribers of the unions and communities. SDC intended to provide the hardware, software and technical support required to setup and maintains the networks; however, SDC was never able to grow the Company due to liquidity issues.

In December 2002, we addressed its liquidity problems and discontinued the operations of SDC and determined that it would abandon this business plan. On December 16, 2002, we closed a stock for debt exchange with its creditors effective on December 11, 2002 whereby all of its outstanding debt was converted to unregistered common stock at a conversion rate of one (1) share of common stock for each $0.45 of debt. In addition, on January 10, 2003, a majority of the shareholders approved a reverse split of the 28.9 shares of the old common stock for 1 share of new common stock effective January 13, 2003, the acquisition of a private entity name Home Services, Inc. and a name change to Home Services International, Inc.

Home Services International, Inc. (HSVI) intended to act as a holding company for service businesses related to the home building and home buying that want to expand into national markets. HSVI intended to acquire, joint venture and develop such businesses.

However, HSVI was presented with a business plan for a unique alternative energy technology by the management of Internal Command International (ICI) a Florida based private entity. HSVI felt that the Energy Commander technology for low impact hydro power production presented a unique opportunity. HSVI saw ICI's technology as fulfilling a unique niche in the energy market. Thus, HSVI sought to acquire the technology, and related expertise through the reverse merger process.

On January 2, 2004, Internal Hydro entered into a merger agreement with Home Services International, Inc. ("HSVI"). HSVI issued 27,500,000 shares of its Series A Preferred stock to the shareholders of ICI. In connection with this acquisition, the company was re-named Internal Hydro International, Inc. ("IHDR") On February 4, 2004, the company was redomiciled to Florida.

As a result of the merger transaction with HSVI, the former Company stockholders obtained control of HSVI's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of HSVI, under the purchase method of accounting, and was treated as a recapitalization with the Company as the acquirer.

Results of Operations

Our first goal was the perfection of the technology to prove the large scale of the power potential of the Energy Commander (EC) technology. This entailed the intricacy of design and engineering of a new style of unit on a much larger scale. It required the acquisition of materials, fabrication of machined parts never before made; the manufacture and design of a valve system so unique that it would qualify as a new intellectual asset; the assembly of the unit; and the testing of the unit under pressure simulation. This work resulted in the final production of a unit in late August, 2004 (the Energy Commander IV - A Model). The EC IV (A) was a four cylinder unit, designed for a four inch feed of water at 65 p.s.i. The EC IV (A) was shown to produce energy via its 25 kilowatt generator, successfully under real world conditions. With the successful completion of the EC IV (A) the company proceeded to design a smaller sized unit which would produce even more power. The planning and design of the variant model EC IV (B) has now begun. The EC IV (B) will be an eight cylinder unit 50% the size of the (A) model producing 30 kilowatts at 55 p.s.i. In the third Quarter 2005, IHDR chose to follow the new prototype design for the EC V, which is an alternate design from the EC IV in line system, will be smaller, as powerful, and easier to manufacture than the EC IV system. The new design of the EC IV uses new parts, a new engineering firm, new plans and new equipment to make it smaller and standardized for mass production. The EC V developmental prototype, is showing itself to be a fifth of the size of the EC IV, for the same power output and is projected to be displayed, or fielded in the first quarter 2005. The new EC V prototype is a twelve cylinder radial system working from the same 65 p.s.i. flow. From this system the cylinders work on a common cam or shaft which is a unique new technology in itself, to then produce the mechanical force or torque to run a generator. The inlet and outlet of the system works through a common shaft system around the device.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THREE MONTHS ENDED SEPTEMBER 30, 2004.

Revenue for the three months ended September 30, 2005 and 2004 was $-0-.

General and administrative expenses for the three months ended September 30, 2005 decreased by $1,175,217. In the last half of 2004, the management of IHDR developed a plan for addressing their liquidity issues. This plan included minimizing or reducing selling, general and administrative expenses to the maximum extent possible. In addition, for the three months ended September 30, 2004, the Company incurred additional expenses related to the Langley Park investment and the agreement with Kinetic Energy Systems, Inc.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO NINE MONTHS ENDED SEPTEMBER 30, 2004.

Revenue for the nine months ended September 30, 2005 and 2004 was $-0-.

General and administrative expenses for the nine months ended September 30, 2005 decreased by $736,590. This decrease was partially attributable to the plan for addressing their liquidity issues which included minimizing or reducing selling, general and administrative expenses to the maximum extent possible.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $214,221 for the quarter ended September 30, 2005 related primarily to stock issuances to consultants and an increase in accounts payable and accrued liabilities. We intend to continue development of the Energy Commander systems but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.

Prior to the merger of Internal Command with Home Services, the Company (HSVI) had incurred additional deficits in cash flow from operating activities. The Company had accrued approximately $343,000 in obligations to vendors, consultants and former employees. We are attempting to settle these obligations, primarily through the issuance of common stock. Management believes we will ultimately settle these obligations for no more than amounts accrued at December 31, 2004. As a part of the Merger Agreement with Internal Command International, Inc. (ICI), the then Chief Executive Officer of HSVI, Jay Budd, had and did affirm that the outstanding debts of HSVI have been properly structured for management of the debt post-merger; namely, that the debt was in the hands of suitable professional debt management team, including Fletcher & Associates, and Harry J. Miller, PLLC, that there has been set aside as part of the issued common stock for obligation and satisfaction of the debt, and that the incoming principals of ICI will be held harmless for this debt. The company in the summer of 2005, released Harry Miller, PLLC and Fletcher & Associates from their duties as debt managers, taking control of such matters internally due to the amount of legal expertise held. To date, the shares issued to secure these debts are unissued, and held by both Harry Miller PLLC in trust, and with the company, should the need arise for settlement of any such debts, if communication and demand for the same is made. To date no such verified debt demands have been made, so the shares are still held in safekeeping. Any settlements will be valued at the fair value of the stock at the time the settlement is reached, or some other amount as negotiated.

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

OUTLOOK AND PLAN OF OPERATION

During the next twelve months, IHDR's technology is ready to enter the full production phase of its business plan, and implementation of the new management structure for roll out in the global energy market. With the contractual arrangement with Cm2, IHDR has now partnered with a ready and able partner for production, and implementation of the Energy Commander systems. Given the vast experience and ongoing operations of Cm2 in the energy market, IHDR will have significant production ability for the EC units. IHDR forecasts that the final stage units will be made with Cm2, and other domestic resources for final stage production hopefully by the first quarter of 2006. IHDR will implement the new radial system of low impact hydro with Cm2, for production in the remaining portion of 2005, and for production of the initial 10 units of the system for fielding IHDR will also be implementing the portion of its business plan which will call for new personnel to take over certain management positions, and the creation of new positions in order to get ready for direct market participation in the alternative energy sector, and for the expansion of the company beyond the start up phase and into the global and domestic alternative energy market. Included in this plan is the implementation of new management with energy experience, and new board membership of three outside directors, and two inside directors. The addition of this new board will also allow us to create new boards including an audit committee, compensation committee and corporate governance committee, endeavoring to fulfill the duties and regulations set forth under the Sarbanes-Oxley regulations.

Fourth Quarter 2005: During this time frame, we will enter into three important phases for the production mode and fielding of its energy units, set to occur in the first quarter 2005. First, we will seek new capital contribution for carryover of operations and production in Italy with Cm2. This will be done in order to fulfill basic financial obligations such as audit costs, payroll, travel and engineering support for the Italian operations, and for final unit development for production with Cm2. Since we do not have significant production costs related to the energy unit production in Italy of the ten units, the need for capital has been kept to a minimum. Cm2 under its agreement pays for all related costs of engineering and production of the unit, as well as some on site costs for IHDR personnel. Next is the final production unit plan for the EC V, which the board of directors chose to be the radial system twelve cylinder unit. This will be accomplished through Cm2 on site in Terni, Italy at their production facility. Our personnel, and the prototype unit of the EC V, will be transported on site for production of the final unit. With the machining and parts assembly and plans being completed, the final production value, first unit will be made.

During this time period, we hope to also identify and begin the selection process for the new board members to fill out the five member board of directors as discussed above. We hope to identify new CEO candidates with the appropriate public market experience and in the energy or alternative energy market. We will also be seeking a new CFO candidate with experience in the energy industry and take on new advisory board members with direct experience in the energy and alternative energy area.

First  Quarter  2006:

During this time frame the final production of the first unit and additional ten units under the preliminary production plan should be completed at Terni Italy. These units will then be deployed for us in Italy under Cm2 at predetermined sites, and to the United States, to be deployed at five locations by IHDR at predetermined sites. The units will go under certification process by Italian agency authorities and in the US by private entities so that they are qualified for tax and energy credits. During this time period with the deployment of units, we hope to also be expanding its management and board for full on production business plan operations.

continued.

During the month of January 2006, we anticipate that we will hold our annual meeting at which time the board of directors will be selected, and the committee memberships will be made. IHDR will, with the concurrent deployment of units, seek to raise a capital amount related to its operations for the next three quarters of the year, to include major marketing, certification, governmental relations, and further unit production. Production capacity and unit production for the first quarter from Cm2 is expected to be 40 units by quarters end. One half of these should ship to the United States for use, with the remaining portion being used in Europe. At this point with the first units being fielded, revenues should be realized from each fielded unit, both in Italy and the United States. Additionally, IHDR will choose a suitable production partner during this phase, as additionally needed will be pursued using traditional equity financing tools if subsequent revenues are not achievable through the course of unit fielding and contracting.

Second Quarter 2006:

During this time frame, we hope that the production phase of the EC units will be in full force from Italy, with contracts being sought for unit application in both Europe and the United States. At this point, the major marketing effort of IHDR and Triton should result in future and immediate contracts for units to be supplied to industrial and natural flow users. The management team should be now filled out to include separate offices of the CEO and President, along with the CFO, and a vice president of marketing. The office in Rome should be staffed by indigenous personnel, and should be able to now be a revenue producing section with units being produced from Cm2, and placed into the European energy market. At this point, IHDR will seek development of other complimentary and related products through its own research and development arm, and through the acquisition of new technologies. During this time the main portion for action will be the conduction and integration of revenue streams through the value of electricity, the sale of he renewable energy credits and the value of the tax credits. Significantly, the accounting of these matters will vary by not only the national placement of the units, but by the very locality where it is placed due to the value of electricity rates which can vary vastly. These accounting principles will be easier to bill and account for with the tracking system built into the unit, however, the accreditation and certification process will be a major mergence into the accounting of IHDR.

Third Quarter 2006:

We will include continued rollout of the Energy Commander units into the market. In Europe this will be more easily achieved than in the United States, where the follow on production will be conducted through the strategic partner found in the first quarter 2006.

Financial Considerations for Operations:

Throughout the next quarterly year, our plan of operation will be conditioned upon appropriate funding, which shall include the funding of operations for production value, first run units in Italy, and the build up of the company for management and board membership. The management has attempted to keep these costs and capital requirements at a minimum, through the requirement of Cm2 to take care of all monetary obligations in unit production. The rollout of units in the United States will require capital expenditures of approximately $20,000 per first five units. The management structure and board obligations on a monetary basis will require approximately $50,000 per month for the stature of the persons aligned for such positions. After the first quarter of 2006, operational tempo and units being produced, should as predicted by the management, be self-sustaining due to the large amount of income that each unit can derive, and thus the financing to be gained upon units being ordered would more than suffice for the companies operations and unit build out.

Forward-looking statements

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of us develop our technology and execute our business plan. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate. off balance sheet arrangements.

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended September 30, 2005, the Company did not engage in any off balance sheet transactions.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed within 90 days of the filing of this report, our Chief Executive Officer and acting Chief Financial Officer believes that the Company's disclosure controls and procedures are effective and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the most recent evaluation.

Craig A. Huffman, our Chief Executive Officer, and Alberto Pastrana, our acting Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the end of the period covered by this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4, and 5 are omitted.

Item 1. Legal Proceedings

The Company has been advised a judgment is pending from a creditor for non-payment of a debt of approximately $43,000. This judgment was apparently out of a law suit from Phoenix Arizona, as a vendor law suit with the previous company HSVI. Notably, this suit was not disclosed to the management upon the reverse merger, or within the merger documents presented to the management of Internal Command International upon the merger. This judgment has been domesticated to Florida, and was noticed to the company; however, actions to attempt to communicate with this judgment holder for potential settlement have not been successful. IHDR takes the position that it will attempt to settle the judgment for the benefit of the company.

continued.

As of the date hereof, Internal Hydro is not a party to any further legal proceedings, and none are known to be contemplated against Internal Hydro.

Item 2 - Changes in Securities

During our quarter ended September 30, 2005, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

During the three months ended September 30, 2005, 200,000 shares were issued as final payment on an original $20,000 loan. A total of 194,932 shares were issued for $10,000 under a convertible note. The original note for $60,000 which is being paid in $10,000 increments which are converted to shares on a periodic basis. The note holders convert to shares at their discretion. There is not a time table. Additionally, 1,453,000 shares of stock are issued for short term loans totaling $56,150. Pursuant to the terms of the loan, if the loan can not be repaid within ten days, then shares are issued to the lender equal to the amount of the loan. A total of 2,350,000 trading shares were issued to five individuals as payment for services totaling $216,250 and 87,586 shares were issued to one individual for payment of commissions totaling $5,665.

During the period January 1, 2005 to September 30, 2005 shareholders converted 19,591,790 preferred shares into the Company's Common shares on a 1 for 1 basis.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1 - Certification of Chief Executive Officer of Internal Hydro International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Financial Officer of Internal Hydro International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -- Certification of Chief Executive Officer of Internal Hydro International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Exhibit 32.2 -- Certification of Chief Financial Officer of Internal Hydro International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERNAL HYDRO INTERNATIONAL, INC.

By:  /s/ Craig A. Huffman                          Date: December 15, 2005
---------------------------------
         Craig A. Huffman,
         Chief Executive Officer

                                  EXHIBIT 31.1


     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig A. Huffman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Internal Hydro International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Internal Hydro International, Inc. as of, and for, the periods presented in this report;

4.   Internal Hydro International, Inc.'s other certifying officer(s) and I:

          (a) Are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Internal Hydro International, Inc. and have:

          (b) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Internal Hydro International, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (c) Evaluated the effectiveness of Internal Hydro International, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in Internal Hydro International, Inc.'s internal control over financial reporting that occurred during Internal Hydro International Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Internal Hydro International Inc.'s internal control over financial reporting; and

5. Internal Hydro International Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Internal Hydro International Inc.'s auditors and the audit committee of Internal Hydro International, Inc.'s board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Internal Hydro International Inc.'s ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Internal Hydro International, Inc.'s internal control over financial reporting.

Date: December 15, 2005                  By:      /s/ Craig A. Huffman
                                                  --------------------
                                                      Craig A. Huffman
                                                      Chief Executive Officer

                                  EXHIBIT 31.2


     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alberto Pastrana, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Internal Hydro International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Internal Hydro International, Inc. as of, and for, the periods presented in this report;

4.   Internal Hydro International Inc.'s other certifying officer(s) and I:

          (a) Are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Internal Hydro International, Inc. and have:

          (b) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Internal Hydro International, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (c) Evaluated the effectiveness of Internal Hydro International, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in Internal Hydro International, Inc.'s internal control over financial reporting that occurred during Internal Hydro International Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Internal Hydro International, Inc.'s internal control over financial reporting; and

5. Internal Hydro International. Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Internal Hydro International Inc.'s auditors and the audit committee of Internal Hydro International, Inc.'s board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Internal Hydro International, Inc.'s ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Internal Hydro International Inc.'s internal control over financial reporting.

         Date: December 15, 2005          By: /s/ Alberto Pastrana
                                              --------------------
                                                  Alberto Pastrana
                                     Acting Chief Financial Officer

                                  EXHIBIT 32.1

                   CERTIFICATION PURSUANT TO RULE 13a-14(b) OR
                      RULE 15d-14(b) and 18 U.S.C.ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Internal Hydro International, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Craig A. Huffman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: December 15, 2005    By: /s/ Craig A. Huffman
                           -------------------------
                                    Craig A. Huffman
                                    Chief Executive Officer

                                  EXHIBIT 32.2


                   CERTIFICATION PURSUANT TO RULE 13a-14(b) OR
                      RULE 15d-14(b) and 18 U.S.C.ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Internal Hydro International, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alberto Pastrana, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: December 15, 2005    By: /s/ Alberto Pastrana
                           -------------------------
                                    Alberto Pastrana
                                    Acting Chief Financial Officer