Form 10KSB/A
period 2004-12-31
INTERNAL HYDRO INTERNATIONAL INC
filed 2006-02-22
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  THIRD AMENDED

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                    000-29743
                            (Commission file number)

                        INTERNAL HYDRO INTERNATIONAL INC.
      --------------------------------------------------------------------
                   (Formerly Home Services International Inc)

               Nevada                                        88-0409143
--------------------------------------------------------------------------------
   (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification No.)

            607 W. MARTIN LUTHER KING Jr. Blvd., TAMPA, FLORIDA 33603
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  813-231-7122
                 ---------------------------------------------
                           (Issuer's telephone number)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS




Item Number and Caption                                                   Page
                                                                         -----



Item 1. Description of Business..............................................3

Item 2. Description of Property.............................................10

Item 3. Legal Proceedings...................................................10

Item 4. Submission of Matters to a Vote of Security Holders.................11


                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters And Small Business Issuer Purchase of Equity Securities...11

Item 6. Management's Discussion and Analysis of Financial Conditions
        and Results of Operations...........................................13


Item 7. Financial Statements................................................18

Item 8. Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure.................................33

Item 8A  Controls and Procedures ...........................................33

Item 8B  Reports on Form 8-K ...............................................33


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange Act..........34

Item 10. Executive Compensation.............................................38

Item 11. Security Ownership of Certain Beneficial Owners and Management.....40

Item 12. Certain Relationships and Related Transactions.....................40

Item 13. Exhibits...........................................................41

Item 14. Principal Accountant Fees and Services.............................42

SIGNATURES .................................................................43

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS



GENERAL INFORMATION ABOUT INTERNAL HYDRO

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


BUSINESS STRATEGY

IHDR is a development stage enterprise. We intend to manufacture and distribute alternative energy products that use water pressure flow to generate electricity. IHDR is currently finalizing production units of the Energy Commander version Four (EC IV) low impact hydro units. We are also finalizing the development and prove out of the Energy Commander version Five (EC V) super efficient low impact hydro units. The Energy Commander IV (EC IV) is a patented technology, utilizing wastewater, fluid or gas flow from any source where flow pressure is present to create electricity. The system takes in the wasted pressure flow, where it goes through the heart of the system, and into pistons that create massive mechanical forces, all of which is transferred to a generator creating both electricity, and optional air pressure, both being for direct use or storage. The water or gas then moves out of the unit, to its original destination, without added waste. The system is noiseless and emission free.

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

Initial production of the units will be done in Europe with Internal Hydro's joint venture partner, Cm2. Cm2's production facility is located in Terni, Italy, about one hour north of Rome. The facility encompasses a large 19,000 sq. meter area with a 7,000 sq. meter production warehouse. With on staff engineers, marketing and production, Cm2 is well positioned to handle the Energy Commander
(EC) systems. Cm2 manufactures and produces large industrial electrical components for utilities and industries, including such items as transformers, MV and LV electrical switchboards, auxiliaries and conduits for big transformers, cooling ducts, conduit bars, motors and generators. Cm2 also works in the area of hydro technologies for implementation of systems to unutilized water flows, where the EC units will fill a large role. Cm2's clients include Siemens, Colgate Palmolive Europe, Alitalia and every large Italian utility, among others. Cm2 has already arranged and dedicated through their engineering department a proper space in their 800,000 sq. foot warehouse for hosting the final development and the starting of the production line for the EC generator. Cm2 has also reached an agreement with Politecnico, one of the foremost Italian universities, for their endorsement of the technology under a transfer plan which we think will assist Cm2 in obtaining EU grants and the contribution from the Italian state and from the regional governments. Cm2 is ISO 9001 certified, and IQ NET certified for the production, maintenance and installation of all electrical systems, as well as maintaining certifications in the same for quality control. RINA (Italian Air and Shipping Registry), certifies that Cm2 works in accordance with ISO 9001 quality regulations in the making of the following products -- process -- services: Planning, production, installation and assistance of civil and industrial technological systems for electric, electronic and mechanical sectors. We believe that additional manufacturing will occur in the United States, with other machining houses and manufacturers, yet to be selected and negotiated.

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

EC will mean huge savings, and potentially, even payback to municipal, county, state and federal government facilities. Lowering or excluding power costs, while giving back potential revenue to governmental entities utilizing the EC to produce electricity in buildings, compounds, and governmental facilities. IHDR's technology will have far reaching military aspects, able to be used by the U.S. military to help build nations the third world areas where power projection can be accomplished by the supplying of power to areas of need. EC will be used as a power source for direct power supply and for back-up power sourcing for hospitals, nursing homes, and other uses where back up power generation is required. The potential applications for the EC will only be limited by the flows available where they are found.

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

However; since inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain our operations. During the year ended December 31, 2004, we reported a loss of $3,630,41 while a loss of $80,426 was reported for the date of inception through December 31, 2003.

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

HISTORY OF COMPANY

Tel-Voice Communications, Inc. ("Tel-Voice") was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. From 1996-2000 Tel-Voice was a development stage company with no business activity. On June 30, 2000, Tel-Voice acquired Smartdotcom, Inc. ("SDC") in a transaction accounted for as a reverse merger. The Company retained the name Tel-Voice Communications, Inc. SDC had developed a technology that provides private electronic networks for labor unions and integrated communities, both of which include subscribers of the unions and communities. SDC intended to provide the hardware, software and technical support required to setup and maintain the networks; however, SDC was never able to grow the Company due to liquidity issues.

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

On January 2, 2004, Internal Hydro entered into a merger agreement with Home Services International, Inc. ("HSVI"). HSVI issued 27,500,000 shares of its Series A Preferred stock to the shareholders of ICI. In connection with this acquisition, the company was re-named Internal Hydro International, Inc. ("IHDR"). On February 4, 2004, the company was redomiciled to Florida. ICI was not a related party.

As a result of the merger transaction with HSVI, the former Company stockholders obtained control of HSVI's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of HSVI, under the purchase method of accounting, and was treated as a recapitalization with the Company as the acquirer.

GOING CONCERN RISK

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note # 1to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2004 and 2003, the Company reported net losses and negative cash flows from operations as follows:



                                    2004                 Date of Inception
                                                             Through
                                                         December 31, 2003
                               ------------                 -----------
       Net Income (loss)          $3,630,41                     $80,426

The Company's continuing negative operating results have produced a working capital deficit accumulated during Development Stage of $3,710,840 December 31, 2004. The above factors represent continue to raise doubt about the Company's ability to fully establish itself as a going concern.

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

Internal Hydro must obtain financing to fund the expansion of operations. Such outside financing must be provided from the sale of equity or third party financing. Further, the sale of equity securities will dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. While the Company is currently able to fund all basic operating costs, it is possible our operations could be restricted if loan terms increase our debt service requirements. There is no assurance that we can obtain financing on favorable terms.


Employees
As of December 31, 2004, the company employed 3 full time employees.


Item 2. Description of Property


Internal Hydro's principal executive offices are located at 607 W. Martin Luther King, Jr. Blvd., Tampa, Florida 33603 in approximately 200 square feet of shared office space which they receive without paying rent from Craig Huffman, the President of Internal Hydro.

The Company believes that this office space is adequate for the Company's present and future needs.

In addition, until March of 2005, the Company also shared approximately 1000 square feet of office space with a company owned by the inventor of the technology, R. Budd Nelson. The address was 4424 N. Manhattan Avenue, Tampa, Florida 33614. The space was leased on a month-to-month contract basis for $981.00 per month.



Item 3. Legal Proceedings


A former employee and director has suggested he and several shareholders are threatening to sue the Company over breach of agreement relating to the company's refusal to forward certain share certificates that are alleged to be owed to them. We do not believe that losses are reasonably possible. The former shareholder has since indicated that no action will be forthcoming.

On October 14, 2004, the Clerk in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County Circuit Civil Division (Case No.: 04-CA-009272) sent a letter to the Company notifying the Company that a Foreign Judgment from the state of Arizona was filed. The defendant in the case is Tel-Voice Communications, Inc. and the plaintiff is Smartcom Solutions, Inc. The pending judgement if for non-payment of a debt of approximately $43,000. This judgment was apparently from a lawsuit filed in Phoenix Arizona, as a vendor law suit with the previous company HSVI. Notably, this suit was not disclosed to the management upon the reverse merger, or within the merger documents presented to the management of Internal Command International upon the merger.

Currently, the Company has no additional information and is in the process of obtaining details on the date proceedings began and a description of the facts underlying the proceedings. The financial statement will be amended to reflect the $43,000 once confirmation is made of the amount and underlying facts.

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

As of December 31, 2004, Internal Hydro had 18,218,127 shares of common stock outstanding and 28,530,750 shares of class "A" preferred stock outstanding and had approximately 276 certificate stockholders of record.


Set forth below are the high and low closing bid prices for the Company's common stock as reported on the OTC Bulletin Board for the last four quarters (accounting for share split).



        Quarter                      High            Low
        --------                     ----            ---
        2003
        First Quarter                .013            .005
        Second Quarter               .009            .002
        Third Quarter                .027            .008
        Fourth Quarter               .022            .012

        2004
        First Quarter                2.00            1.10
        Second Quarter               2.10             .90
        Third Quarter               $1.30           $0.15
        Fourth Quarter              $0.26           $0.12

The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.


The bid price of our common stock was $0.016 per share on March 23, 2005.



Record Holders

As of December 31, 2004 the Company had 184 shareholders of record.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2004


------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Number of Securities to be   Weighted-average price of    Number of Securities
                                issued upon exercise of      outstanding options          remaining available for
                                outstanding options,         warrants and rights          future issuance under
                                warrants and rights                                       equity compensation
                                                                                          plans(excluding securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                            (a)                         (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders                 0                            0                            0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders                 0                            0                            0
------------------------------- ---------------------------- ---------------------------- ----------------------------
TOTAL                                        0                            0
------------------------------- ---------------------------- ---------------------------- ----------------------------




For information relating to the equity compensation plan, reference is made to footnote 11 to our Financial Statements, Stock Holders Equity.

OUR TRANSFER AGENT IS:

Island Stock Transfer
100 2nd Avenue South #300 N.
St. Petersburg, Florida 33701

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES



During our year ended December 31, 2004, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.


In 2004, Internal Hydro received $645,338.40 from private placements from a total of 19 investors.


Item 6. Management's Discussions and Analysis or Plan of Operations

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

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


2005 OUTLOOK

During the next twelve months, IHDR's technology is ready to enter the full production phase of its business plan, and implementation of the new management structure for roll out in the global energy market. With the contractual arrangement with Cm2, IHDR has now partnered with a ready and able partner for production, and implementation of the Energy Commander systems. Given the vast experience and ongoing operations of Cm2 in the energy market, IHDR will have significant production ability for the EC units. IHDR forecasts that the final stage units will be made with Cm2, and other domestic resources for final stage production hopefully by the first quarter of 2006. IHDR will implement the new radial system of low impact hydro with Cm2, for production in the latter part of 2005, and for production of the initial 10 units of the system for fielding IHDR will also be implementing the portion of its business plan which will call for new personnel to take over certain management positions, and the creation of new positions in order to get ready for direct market participation in the alternative energy sector, and for the expansion of the company beyond the start up phase and into the global and domestic alternative energy market. Included in this plan is the implementation of new management with energy experience, and new board membership of three outside directors, and two inside directors. The addition of this new board will also allow us to create new boards including an audit committee, compensation committee and corporate governance committee, endeavoring to fulfill the duties and regulations set forth under the Sarbanes-Oxley regulations.

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

We also hope to also identify and begin the selection process for the new board members to fill out the five member board of directors as discussed above. We hope to identify new CEO candidates with the appropriate public market experience and in the energy or alternative energy market. We will also be seeking a new CFO candidate with experience in the energy industry and take on new advisory board members with direct experience in the energy and alternative energy area.

End of 2005/First Half of 2006
During this time frame the final production of the first unit and additional ten units under the preliminary production plan should be completed at Terni Italy. These units will then be deployed for us in Italy under Cm2 at predetermined sites, and to the United States, to be deployed at five locations by IHDR at predetermined sites. The units will go under certification process by Italian agency authorities and in the US by private entities so that they are qualified for tax and energy credits. During this time period with the deployment of units, we hope to also be expanding its management and board for full on production business plan operations. During this time, we anticipate that we will hold our annual meeting at which time the board of directors will be selected, and the committee memberships will be made. IHDR will, with the concurrent deployment of units, seek to raise a capital amount related to its operations for the next three quarters of the year, to include major marketing, certification, governmental relations, and further unit production. Production capacity and unit production for the first quarter from Cm2 is expected to be 40 units by quarters end. One half of these should ship to the United States for use, with the remaining portion being used in Europe. At this point with the first units being fielded, revenues should be realized from each fielded unit, both in Italy and the United States. Additionally, IHDR will choose a suitable production partner during this phase, as additionally needed will be pursued using traditional equity financing tools if subsequent revenues are not achievable through the course of unit fielding and contracting.

In addition, we hope that the production phase of the EC units will be in full force from Italy, with contracts being sought for unit application in both Europe and the United States. At this point, the major marketing effort of IHDR and Triton should result in future and immediate contracts for units to be supplied to industrial and natural flow users. The management team should be now filled out to include separate offices of the CEO and President, along with the CFO, and a vice president of marketing. The office in Rome should be staffed by indigenous personnel, and should be able to now be a revenue producing section with units being produced from Cm2, and placed into the European energy market. At this point, IHDR will seek development of other complimentary and related products through its own research and development arm, and through the acquisition of new technologies. During this time the main portion for action will be the conduction and integration of revenue streams through the value of electricity, the sale of he renewable energy credits and the value of the tax credits. Significantly, the accounting of these matters will vary by not only the national placement of the units, but by the very locality where it is placed due to the value of electricity rates which can vary vastly. These accounting principles will be easier to bill and account for with the tracking system built into the unit, however, the accreditation and certification process will be a major mergence into the accounting of IHDR.


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

Item 7.  Financial Statements


                INTERNAL HYDRO INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                TABLE OF CONTENTS
                                                                        PAGE (S)



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ...................   19

CONSOLIDATED BALANCE SHEETS ...............................................   20

CONSOLIDATED STATEMENTS OF OPERATIONS .....................................   21

CONSOLIDATED STATEMENTS OF CASH FLOWS .....................................   22

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY ........................   23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ................................   24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the  Stockholders  and Board of  Directors of Internal  Hydro  International,
Inc.:


We have audited the balance sheet of Internal Hydro International, Inc. (the Company), a development stage company, as of December 31, 2004, and the related statements of operations, stockholders' deficit and cash flows for the year then ended and January 21, 2003 (date of inception) to December 31, 2003 and for the period from January 21, 2003 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internal Hydro International, Inc. as of December 31, 2004, and the results of its operations and cash flows for year then ended and January 21, 2003 (date of inception) to December 31, 2003, and for the period from January 21, 2003 (date of inception) to December 31, 2004 in conformity with accounting standards generally accepted in the United States of America.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and had a net working capital deficiency of $95,380 at December 31, 2004. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



/s/  EPSTEIN, WEBER & CONOVER, PLC
     Scottsdale, Arizona
     May 12, 2005

                        INTERNAL HYDRO INTERNATIONAL INC
                         (A Development Stage Company)

                                  BALANCE SHEET
                                  -------------
                             As of December 31, 2004

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
                                                                ===========
See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC
                         (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                             -----------------------
                 For the years ended December 31, 2004 and 2003

                                                                                        Accumulated from
                                               Date of Inception                       Date of Inception
                                                    through       For the year ended        through
                                              December 31, 2003    December 31, 2004   December 31, 2004
                                             -------------------- ------------------- ------------------
NET SALES                                        $             --     $            --     $           --


COST OF SALES                                                  --                  --                 --
                                             -------------------- ------------------- ------------------


              GROSS PROFIT                                     --                  --


SELLING, GENERAL & ADMINISTRATIVE EXPENSES                 47,726           2,672,401          2,720,127
RESEARCH & DEVELOPMENT                                     32,700             215,976            248,676
                                             -------------------- ------------------- ------------------

              LOSS FROM OPERATIONS                         80,426           2,888,377          2,968,803

              LOSS ON SALE OF SECURITIES                       --             697,237            697,237
              INTEREST EXPENSE                                 --              44,800             44,800
                                             -------------------- ------------------- ------------------

NET LOSS                                         $         80,426     $     3,630,414     $ 3,710,840.00
                                             ==================== =================== ==================

BASIC NET LOSS PER COMMON SHARE                  $          (0.01)    $         (0.40)
                                             ==================== ===================
DILUTED NET LOSS PER COMMON SHARE                $          (0.01)    $         (0.39)
                                             ==================== ===================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING           7,647,025           9,116,317
                                             ==================== ===================

See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC
                         (A Development Stage Company)


                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       -----------------------------------


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
                                   ============== ========== =========== ========= =========== ============= =========== ===========

See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC
                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             -----------------------
                 For the years ended December 31, 2004 and 2003


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
                                                                            ================== ================= =================

See accompanying notes to unaudited financial statements

               INTERNAL HYDRO INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Internal Hydro International was approached with the investment by the Langley, at a time where the 2 year lock up of the shares to be issued was voted on by the Board of Directors as being acceptable for purposes of investment given the stock price and discount proposed by Langley. Given that the escrowed shares which would be held by Langley of IHDR's shares in the fund, these were accounted for in the analysis and date on December 31, 2004, as being accounted for as if they would eventually be sold at the two year mark for the investment holding period. At the time of the investment and at the time of the accounting determination, it was believed by the Company's management that the Company would meet the criteria as set forth in the Langley agreement which would allow the sale of the remaining shares in the fund.



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


NOTE 8 - COMMITMENTS AND CONTINGENCIES


The Company is not delinquent and is not attempting to pay current creditors and vendors with common stock.

However, prior to the merger of Internal Command with Home Services, the Company
(HSVI) had incurred additional deficits in cash flow from operating activities. The Company had accrued approximately $343,000 in obligations to vendors, consultants and former employees. We are attempting to settle these obligations, primarily through the issuance of common stock. Management believes we will ultimately settle these obligations for no more than amounts accrued at December 31, 2004. As a part of the Merger Agreement with Internal Command International, Inc. (ICI), the then Chief Executive Officer of HSVI, Jay Budd, had and did affirm that the outstanding debts of HSVI have been properly structured for management of the debt post-merger; namely, that the debt was in the hands of suitable professional debt management team, including Fletcher & Associates, and Harry J. Miller, PLLC, that there has been set aside as part of the issued common stock for obligation and satisfaction of the debt, and that the incoming principals of ICI will be held harmless for this debt. The company in the summer of 2005, released Harry Miller, PLLC and Fletcher & Associates from their duties as debt managers, taking control of such matters internally due to the amount of legal expertise held. To date, the shares issued to secure these debts are unissued, and held by both Harry Miller PLLC in trust, and with the company, should the need arise for settlement of any such debts, if communication and demand for the same is made. To date no such verified debt demands have been made, so the shares are still held in safekeeping. Any settlements will be valued at the fair value of the stock at the time the settlement is reached, or some other amount as negotiated.


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

NOTE 10 - LOSS PER SHARE

Outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2004 and 2003 because the effect of their inclusion would be antidilutive.


                                                  2003                             2004
                                     --------------------------  ----------------------------------
                                                            Per                                 Per
                                       Loss      Shares   share           Loss      Shares    share
                                  --------- ----------- ------- -------------- ----------- --------
    Net (Loss)                    $ (80,426)                       $(3,630,415)
    Discontinued operations               0                                  0
                                  ---------                     --------------
    Continuing operations           (80,426)                        (3.630,415)

    Basic Loss Per Share:

    Loss available to common
    stockholders                  $ (80,426)  7,647,025  $(0.01)   $(3,630,415)  9,116,317   $(0.40)
                                  =========             ======================              ========
    Effect of dilutive securities       N/A                                N/A

    Diluted Loss Per Share                               $(0.01)                              $(0.40)
                                                        =======                             ========


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

Investment in Langley securities consisted of the following at December 31, 2004:

                                       Gross Unrealized              Fair
                            Cost      Gains         Losses           Value
                      ------------  --------  ---------------  -------------
Equity securities        $ 890,625   $     -       $ (771,362)     $ 119,263


During the year ended December 31, 2004, the Company invested in Kinetic Energy Systems, Inc. ("Kinetic") by issuing 1,250,000 shares of its common stock for approximately 20% of Kinetic. The value of the investment was determined to $187,500 based on the trading price of the Company's common stock at the time of the agreement. The Company intends to jointly develop and market complimentary technologies with Kinetic. The Company classifies its investment in Kinetic as available for sale and has carried its investment at cost. Kinetic is a private company and there is quoted market price for its securities. The Company does not believe that its investment in Kinetic is impaired at December 31, 2004. The Company owns 2,000,000 voting preferred shares of Kinetic Energy Systems, Inc. Kinetic has 10,000,000 preferred shares issued and outstanding and 1,000,000 common shares outstanding. The Company's interest in Kinetic is approximately 18%. The Company exercises no management control and therefore, the cost method was used.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.




ITEM 8A. CONTROLS AND PROCEDURES

Craig A. Huffman, our Chief Executive Officer, and Alberto Pastrana, our acting Chief Financial Officer, have evaluated our controls and procedures as of December 31, 2004. Each has concluded that our disclosure controls and procedures are appropriate and effective.

During the quarter ended December 31, 2004, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 8B.  REPORTS ON FORM 8K

None

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

Jay H. Budd resigned both his position on the Board of Directors and Executive Vice President on August 23, 2004.

The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S   NAME            AGE      OFFICE                TERM EXPIRES
--------------------------------------------------------------------------------

Mark Pena                    41      Chairman/Director      next annual meeting
Wade Kenyon                  65      Director               next annual meeting


EXECUTIVE OFFICER'S   NAME   AGE     OFFICE
--------------------------------------------------------------------------------

Craig Huffman                39      President/CEO

Alberto Pastrana             42      Chief Financial Officer



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


Mark Pena
Board of Directors

Member Board of Directors of Sun Rayz Beverages, Inc., Florida.
Corporate General Counsel/ Bevsystems International, Inc.,

Mr. Pena was appointed Chairman of the Board of Directors on January 2, 2004.

From 1999 to the Present, Mr. Pena has been a Attorney/Solo Practioner in the Law Office of Mark E. Pena, P.A., Tampa Florida. Mr. Pena was appointed acting Chairman, Board of Directors of Internal Hydro International, Inc. on January 2, 2004. He is also Florida Corporate General Counsel/ Bevsystems International, Inc., as well as a member of the Board of Directors of Sun Rayz Beverages, Inc.


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

Primary areas of practice include general corporate transactions, structure and litigation, commercial transactions, civil litigation, international law. Past practice includes insurance defense, first party contracts, and employment. Former Senior Partner/ Law Office of Pena & Thomas, P.A., Tampa Florida from 1998-1999.

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

Wade Kenyon
Board of Directors


Mr. Kenyon was appointed to the Board of Directors on January 2, 2004.

Mr. Kenyon is the Co-founder of Internal Command Industries. From July 1981 to the present, Mr. Kenyon has been a Project Executive for Baring Industries, Inc., directing the Health Care design Build efforts and overseeing the activities of four project management teams. From 1997 to 2000 he was with Johnson Lancaster as a Project Manager - where he solicited and managed high profile Food Service projects some of which include Universal Studios, Orlando, and Disney World, Orlando, along with University of North Carolina, Lenoir Hall in Greensboro, NC. From 1991 to 1997 he was president of Kenyon and Kenyon, Inc.
- Food Facilities and Laundry Design and Consulting. From 1991 to 1997 he was a principal with Sherman Robinson Associates, Atlanta co venturing on the design of the Atlanta Olympic and Braves Stadium and a host of other projects including Casino and Correctional projects. From 1990 to 1991 Judy Ford Stokes and Associates -Contracted Consultant - responsibilities included participation in design and project management of several major food service projects in the Southeast, Washington, D.C., Philadelphia and San Benardino, CA. From 1985 to 1986 Mr. Kenyon worked with Greitzer, Inc., as Vice President - responsible for revamping the manufacturing processes, participating in the design and development of the product, and expanding company sales. He became president of the firm in 1986. He received his BA Degree from the University of South Florida
- Majoring in Chemistry with a Minor in Zoology.


Craig Huffman
Chief Executive Officer and President


Mr. Huffman was appointed President on January 2, 2004.


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



Alberto Pastrana

Mr. Pastrana has operated his tax practice in Tampa, Florida since 1987. He assists businesses and individuals , and holds various licenses in the financial sector (Real Estate, Insurance). Mr. Pastrana was instrumental in the formation and inception of Internal Hydro International. He graduated with Honors from IONA College in New Rochelle New York with a Bachelor of Business Administration in Accounting and Finance. Mr. Pastrana served a tour of duty in The Unites States Air Force.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.


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


The Company has adopted a code of ethics for its Principal Executive and Senior Financial Officers.

ITEM 401(e)
AUDIT COMMITTEE FINANCIAL EXPERT


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


ITEM 401(g)
There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.


ITEM 10. EXECUTIVE COMPENSATION



ITEM 10. EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE
                         Annual Compensation          Long Term Compensation
                          ------------------------------ ----------------------------------
                                                                   Awards          Payouts
                                                          ------------------------ --------
Name and             Year     Salary  Bonus  Other Annual  Restricted  Securities    LTIP    All Other
Principal Position              ($)    ($)   Compensation     Stock    Underlying  Payouts  Compensation
                                                  ($)         award(s) Options /      ($)
                                                             (shares)     SARs
                                                                           (#)
------------------- ---- ----------- ------ ------------- ------------ ---------- -------- -------------
Craig A. Huffman
President and       2002       -0-     -0-        0            -0-          0        -0-        -0-
Director            2003       -0-     -0-        0            -0-          0        -0-        -0-
                    2004     $51,850   -0-        0           145,000       0        -0-        -0-
------------------- ---- ----------- ------ ------------- ------------ ---------- -------- -------------
Alberto Pastrana
Chief Financial     2002       -0-     -0-        0            -0-          0        -0-        -0-
Officer             2003       -0-     -0-        0            -0-          0        -0-        -0-
                    2004      $1,000   -0-        0            20,000       0        -0-        -0-


OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                  Individual Grants
------------------------------------------------------------ ------------------
Name        Number of  Percent of   Exercise  Expiration Grant Date Present
           Securities     Total     of Base      Date         Value ($)
           Underlying   Options /    Price
            Options/      SARs       ($/sh)
              SARs     Granted to
             Granted    Employees
               (#)      in Fiscal
                           Year
---------- ----------- ----------- ---------- ---------- ---------------
Craig A.
Huffman         0           0          0        N/A           N/A
---------- ----------- ----------- ---------- ---------- ---------------
Alberto
Pastrana        0           0          0        N/A           N/A
---------- ----------- ----------- ---------- ---------- ---------------


-------------- ------------ ---------------- ---------------- ---------
Name           Shares        Value Realized  Number of        Value of
               Acquired on   ($)             Securities       Unexercised In-
               Exercise (#)                  Underlying       The-Money
                                             Unexercised      Options/SARs
                                             Options / SARs   At Fiscal Year-
                                             At Fiscal Year-  End ($)
                                             End (#)          Exercisable /
                                             Exercisable /    Unexercisable
                                             Unexercisable
-------------- ------------ ---------------- ---------------- -----------
Craig A.
Huffman            -0-              -0-           -0-             -0-
-------------- ------------ ---------------- ---------------- -----------
Alberto
Pastrana          -0-              -0-            -0-            -0-
-------------- ------------ ---------------- ---------------- ------


EMPLOYMENT AGREEMENTS

On December 1, 2004, we entered into an employment agreement with Craig Huffman that ends on December 1, 2006, to act as our President and Chief Executive Officer. Mr. Huffman is paid a salary of $96,000 per year, with enumerated other incentives. The base salary is subject to a ten percent incremental increase annually

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

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

   Name and Address of       Title of   Amount and Nature of  Percent of
   Beneficial Owner            Class      Beneficial Owner       Class
-  ---------------------------------------------------------------------
-  Craig Huffman            Preferred       6,509,020           22.8%
-  Rianey Nelson            Preferred       7,739,760           27.1%
-  Mark Pena                Preferred       1,213,280            4.3%
-  James A. Thomas          Preferred       6,051,140           21.2%
-  Alberto Pastrana         Preferred       0                      0%



-  Mark Pena                Common            362,154            2.0%
-  Craig Huffman            Common          1,129,630            6.2%
-  Wade Kenyon              Common            136,135             .7%

-  Alberto Pastrana         Preferred       0                      0%
- ----------------------------------------------------------------------
All officers and directors
     as a group (4 person)  Preferred       7,722,300            27.1%
                            Common          1,411,412             8.9%



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Two individuals named in Item 403 of Regulation S-B have advanced the company money for general and administrative expenses: Craig Huffman, President of the Company and James Thomas, who was a founding partner of the predecessor company, Internal Command International in 2001 and who owns more than 5% of the outstanding shares of stock of the Company. In 2004, Mr. Huffman loaned the Company $4,000 on 7/16/04 and Mr. Thomas loaned the company $15,000 on 6/29/04, and $10,000 on 7/1/04 for a total of $29,000 loaned in 2004.

In 2005, Mr.  Huffman  loaned the Company $1,000 on 3/11/05,  $8,000 on 3/16/05,
$18,000 on 3/18/05 and $15,000 on 8/4/05.  Mr. Thomas loaned the Company  $5,200 on 6/23/05,  and $10,000 on 8/4/05.  Mr. Thomas was repaid $1,000 on 3/21/05 and
$2,000 on 11/18/05.

Mr. Huffman is owed a total of $46,000 and Mr. Thomas is owed a total of $37,200.

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

F    Filed herewith



(a) The following documents are filed as part of this report

Exhibit 31.1 --     Certification  of Chief Executive  Officer of Internal Hydro
                    International, Inc. required by Rule 13a - 14(1) or Rule 15d
                    - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 --     Certification  of Chief Financial  Officer of Internal Hydro
                    International, Inc. required by Rule 13a - 14(1) or Rule 15d
                    - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Epstein, Weber & Conover, PLC billed us in the aggregate amount of $18,103 and $14,565 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the year ended December 31, 2004 and December 31, 2003, respectively.

AUDIT-RELATED FEES

Epstein, Weber & Conover, PLC. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2004 and December 31, 2003.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2004 and December 31, 2003, Epstein, Weber & Conover, PLC did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2004 and December 31, 2003, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

Epstein, Weber & Conover, PLC, L.L.P. did not bill us for, nor perform, any professional services rendered for tax related services for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2004.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2004 by Epstein, Weber & Conover, PLC is compatible with maintaining Epstein, Weber & Conover, PLC.'s independence.

AUDITOR'S TIME ON TASK

All of the work expended by Epstein, Weber & Conover, PLC on our December 31, 2004 audit was attributed to work performed by Epstein, Weber & Conover, PLC's full-time, permanent employees.

                                  CERTIFICATION
                                  -------------


                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Tampa, Florida, on January 30, 2006.


INTERNAL HYDRO INTERNATIONAL, INC.


         By: /s/ Craig A. Huffman                         Date: January 30, 2006
             -------------------------------------
             Craig A. Huffman
             President and Director


Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: January 30, 2006


By: /s/ Craig A. Huffman
---------------------------------
Craig A. Huffman, Director and Chief Executive Officer


Date:  January 30, 2006


By: /s/ Alberto Pastrana
----------------------------------
Alberto Pastrana, Chief Financial Officer