Form 10QSB/A
period 2005-06-30
INTERNAL HYDRO INTERNATIONAL INC
filed 2006-02-22
CIK 1108064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 SECOND AMENDED


                [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2005

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
       For the transition period from _______________ to _________________

                                    000-29743
                          ---------------------------
                            (Commission file number)

                        INTERNAL HYDRO INTERNATIONAL INC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)





            Florida                                           88-0409143
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


            607 W. MARTIN LUTHER KING Jr. Blvd., TAMPA, FLORIDA 33603
     ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  813-231-7122
                         -----------------------------
                           (Issuer's telephone number)

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

Item 1. Financial Statements...................................................3

Balance Sheet as of June 30, 2005 (unaudited)..................................3

Statements of Operations for the six months ended
   June 30, 2005 and 2004 (unaudited)..........................................4

Statements of Cash Flows for the six months ended
   June 30, 2005 and 2004 (unaudited)..........................................5

Statements of Stockholders' Deficit for
   the six months ended June 30, 2005 .........................................6



Notes to the Financial Statements........................................7 to 16

Item 2. Management's Discussion and Analysis and Plan of Operation............16

Item 3. Controls and Procedures...............................................27

PART II. OTHER INFORMATION....................................................27

Item 2. Changes in Securities.................................................28

Item 6. Exhibits and Reports on Form 8-K .....................................28

SIGNATURES....................................................................29

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                        INTERNAL HYDRO INTERNATIONAL INC
                         (A Development Stage Company)
                                  BALANCE SHEET
                                  -------------
                              As of June 30, 2005

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
                                                                ===========

            See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                             -----------------------
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
                                             ============    ============    ============    ============




            See accompanying notes to unaudited financial statements

                        INTERNAL HYDRO INTERNATIONAL INC
                         (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                             -----------------------
                  For the quarters ended June 30, 2005 and 2004

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
                                                                =============  =============  =============

            See accompanying notes to unaudited financial statements

                       INTERNAL HYDRO INTERNATIONAL, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                     --------------------------------------
                     for the six months ended June 30, 2005

                                                                           Preferred            Accumulated
                                             Common Stock                   Stock     Paid-in Comprehensive  Accumulated
                                           Shares    Amount       Shares    Amount    Capital      Loss        Deficit        Total
                                      -----------  --------  -----------  --------  ---------  ------------  -----------  ---------
BALANCE DECEMBER 31, 2004              18,218,127    18,218   28,530,750    28,531  3,761,111      (771,362)  (3,710,840)  (674,342)

Shares issued for services              4,834,500     4,835         --        --      419,555          --           --      424,390

Conversion of preferred to
  common stock                         19,591,790    19,592  (19,591,790)  (19,592)

Debt converted to common stock
 March 2005 at $0.10                      372,000       372         --        --       40,548          --           --       40,920

cancellation of shares                    (25,000)      (25)        --        --       (2,725)         --           --       (2,750)

Shares issued for services              3,826,206     3,826         --        --      417,056          --           --      420,883

Debt converted to common stock in
 June 2005 at $0.10 per share              93,458        93         --        --       10,187          --           --       10,280

Conversion of preferred to
 common stock                              41,000        41      (41,000)      (41)       --           --           --        --

Shares issued for cash in May 2005,
  $0.05 per share                         160,000       160         --        --       17,440          --           --      177,600

Shares issued for cash in
 June 2005, $0.12                         182,858       183         --        --       19,932          --           --       20,114

Net Loss                                     --        --           --        --         --            --      1,087,404 (1,087,404)


Unrealized loss on marketable
 securities                                  --        --           --        --         --         (23,669)        --      (23,669)
Total Comprehensive Loss               (1,111,073)

 BALANCE JUNE 30, 2005                 47,294,939    47,295    8,897,960     8,898  4,683,104      (795,031)  (4,798,244)  (853,978)
                                      ===========  ========  ===========  ========  =========  ============  ===========  =========

            See accompanying notes to unaudited financial statements

                       INTERNAL HYDRO INTERNATIONAL INC.
                         (A Development Stage Company)
    NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2005.

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

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The Company is evaluating the impact of this new pronouncement and does not expect the effect of implementation will have a significant impact on the Company's financial statements.

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

Internal Hydro International was approached with the investment by the Langley, at a time where the 2 year lock up of the shares to be issued was voted on by the Board of Directors as being acceptable for purposes of investment given the stock price and discount proposed by Langley. Given that the escrowed shares which would be held by Langley of IHDR's shares in the fund, these were accounted for in the analysis and date on December 31, 2004, as being accounted for as if they would eventually be sold at the two year mark for the investment holding period. At the time of the investment and at the time of the accounting determination, it was believed by the Companies management that the Company would meet the criteria as set forth in the Langley agreement which would allow the sale of the remaining shares in the fund.


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

For the year ended December 31, 2002, the Company placed 2,813,180 shares of its common stock in an escrow account. These shares are contingently issuable as they are to be issued to creditors as part of a plan to negotiate Company obligations through an intermediary. The Company is attempting to settle obligations by negotiating with creditors to take Company common stock as payment for the obligations. During the year ended December 31, 2002, the Company had not issued any of these shares to creditors. During the year ended December 31, 2003, the Company negotiated a settlement in which 249,905 shares of common stock were issued out of escrow to settle a creditor obligation that had an original balance of $65,000. The settlement was recorded at the trading value of the shares on the date of settlement. That value was $299,866. The result was an additional expense of $234,866 charged to operations for the year ended December 31, 2003. During the quarter June 30, 2005, the Company did not issued any of these escrow shares to creditors. Management believes that the Company will ultimately settle these obligations for no more than amounts accrued at June 30, 2005. However, the Company has made settlement offers to numerous creditors. These offers are represented by a specified number of shares. Any settlements will be valued at the fair value of the stock at the time the settlement is reached.

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

However; since inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain our operations. During the three months ended June 30, 2005, we reported a loss of $528,713 while a loss of $560,222 was reported for the three months ended June 30, 2004.

Our long-term viability as a going concern is dependent on certain key factors, as follows:

     -    Our ability to continue to obtain sources of outside financing.

     - Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

ACQUSITIONS OF SIMILAR TECHNOLOGIES

Cm2 Agreement:
-------------

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

KINETIC ENERGY
--------------

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

TRITON TECHNOLOGIES:
-------------------

In April 2005, IHDR entered into a future marketing and distribution agreement with Triton Technologies of Reston Virginia. Through this agreement, Triton has the rights to market the Energy Commander technology . Under the agreement, Triton took on certain responsibilities for the capital support of the Energy Commander build out and engineering. Through the third quarter of 2005, Triton had directly taken on the contractual obligations for payment to the engineering firm APTEC for unit plans and production of the EC IV. IHDR was relieved of such payments during the period that Triton fulfills its obligations to APTEC, and to date has paid APTEC approximately $40,000 as reported to IHDR. The primary purpose of the agreement will be for Triton to develop and implement a strategic marketing plan for industry awareness and for sales of the Energy Commander under IHDR's control, once units are fielded and able to be displayed. Under the agreement, Triton will receive a portion of the revenue flow from units placed under its marketing and distribution work. As part of the agreement, IHDR would also receive an equity position in Triton based upon the future position of Triton's public company. IHDR was informed by management of Triton in June, 2005, that they would be repositioning the assets of Triton, and this agreement for marketing and licensing to a new private entity in the near future, which IHDR did not object to. To date this contract has been fulfilled.

ETIG
----

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

NEW IMPACT
----------

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

LETTERS OF INTENT
-----------------

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

Results of Operations
---------------------

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO THREE MONTHS ENDED JUNE 30, 2004.

Revenue for the three months ended June 30, 2005 and 2004 was $-0-.

General and administrative expenses for the three months ended June 30, 2005 of $502,294 increased by $57,535 company to the general and administrative expenses for the three months ended June 30, 2004 which were $444,759. In the last half of 2004, the management of IHDR developed a plan for addressing their liquidity issues. This plan included minimizing or reducing selling, general and administrative expenses to the maximum extent possible.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 TO SIX MONTHS ENDED JUNE 30, 2004.

Revenue for the nine months ended June 30, 2005 and 2004 was $-0-.

General and administrative expenses for the six months ended June 30, 2005 ($1,002,250) increased by $433,585. This increase was due to the repayment of loans and the issuance of shares pursuant to a marketing agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $135,575 for the quarter ended June 30, 2005 related primarily to stock issuances to consultants and an increase in accounts payable and accrued liabilities. We intend to continue development of the Energy Commander systems but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.

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

Fourth Quarter 2005:
--------------------
During this time frame, we will enter into three important phases for the production mode and fielding of its energy units, set to occur in the first quarter 2005. First, we will seek new capital contribution for carryover of operations and production in Italy with Cm2. This will be done in order to fulfill basic financial obligations such as audit costs, payroll, travel and engineering support for the Italian operations, and for final unit development for production with Cm2. Since we do not have significant production costs related to the energy unit production in Italy of the ten units, the need for capital has been kept to a minimum. Cm2 under its agreement pays for all related costs of engineering and production of the unit, as well as some on site costs for IHDR personnel. Next is the final production unit plan for the EC V, which the board of directors chose to be the radial system twelve cylinder unit. This will be accomplished through Cm2 on site in Terni, Italy at their production facility. Our personnel, and the prototype unit of the EC V, will be transported on site for production of the final unit. With the machining and parts assembly and plans being completed, the final production value, first unit will be made.

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

First Quarter 2006:
-------------------
During this time frame the final production of the first unit and additional ten units under the preliminary production plan should be completed at Terni Italy. These units will then be deployed for us in Italy under Cm2 at predetermined sites, and to the United States, to be deployed at five locations by IHDR at predetermined sites. The units will go under certification process by Italian agency authorities and in the US by private entities so that they are qualified for tax and energy credits. During this time period with the deployment of units, we hope to also be expanding its management and board for full on production business plan operations. During the month of January 2006, we anticipate that we will hold our annual meeting at which time the board of directors will be selected, and the committee memberships will be made. IHDR will, with the concurrent deployment of units, seek to raise a capital amount related to its operations for the next three quarters of the year, to include major marketing, certification, governmental relations, and further unit production. Production capacity and unit production for the first quarter from Cm2 is expected to be 40 units by quarters end. One half of these should ship to the United States for use, with the remaining portion being used in Europe. At this point with the first units being fielded, revenues should be realized from each fielded unit, both in Italy and the United States. Additionally, IHDR will choose a suitable production partner during this phase, as additionally needed will be pursued using traditional equity financing tools if subsequent revenues are not achievable through the course of unit fielding and contracting.

Second Quarter 2006:
-------------------
During this time frame, we hope that the production phase of the EC units will be in full force from Italy, with contracts being sought for unit application in both Europe and the United States. At this point, the major marketing effort of IHDR and Triton should result in future and immediate contracts for units to be supplied to industrial and natural flow users. The management team should be now filled out to include separate offices of the CEO and President, along with the CFO, and a vice president of marketing. The office in Rome should be staffed by indigenous personnel, and should be able to now be a revenue producing section with units being produced from Cm2, and placed into the European energy market.

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

Third Quarter 2006:
------------------
We will include continued rollout of the Energy Commander units into the market. In Europe this will be more easily achieved than in the United States, where the follow on production will be conducted through the strategic partner found in the first quarter 2006.

Financial Considerations for Operations:
---------------------------------------
Throughout the next quarterly year, our plan of operation will be conditioned upon appropriate funding, which shall include the funding of operations for production value, first run units in Italy, and the build up of the company for management and board membership. The management has attempted to keep these costs and capital requirements at a minimum, through the requirement of Cm2 to take care of all monetary obligations in unit production. The rollout of units in the United States will require capital expenditures of approximately $20,000 per first five units. The management structure and board obligations on a monetary basis will require approximately $50,000 per month for the stature of the persons aligned for such positions. After the first quarter of 2006, operational tempo and units being produced, should as predicted by the management, be self-sustaining due to the large amount of income that each unit can derive, and thus the financing to be gained upon units being ordered would more than suffice for the companies operations and unit buildout.

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

Item 2 - Changes in Securities


During our quarter ended June 30, 2005, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities We believe that each person was knowledgeable about our operations and financial condition.

A total of 547,039 shares were issued to eight employees and 3,212,500 shares were issued to two outside consultants for a recognized compensation expense of $416,200. A total of 502,983 shares were issued to eight outside loans to the company for a total loan value of $38,000.

During the period January 1, 2005 to June 30, 2005 shareholders converted 19,591,790 Preferred shares into the Company's Common shares on a 1 for 1 basis.



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