Form 10KSB
period 2005-12-31
INTERNAL HYDRO INTERNATIONAL INC
filed 2006-05-19
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

000-29743
(Commission file number)

INTERNAL HYDRO INTERNATIONAL INC.
(Formerly Home Services International Inc)

Florida	88-0409143
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

334 S. HYDE PARK AVE., TAMPA, FLORIDA 33606
(Address of principal executive offices) (Zip Code)

813-286-7144
(Issuer's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF EACH CLASS
COMMON STOCK, $.001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the year ended December 31, 2005: $0.00

There is a limited trading market for the registrant's Common Stock. There were 66,256,242 shares of Common Stock, and 9,707,365 shares of class "A" preferred stock issued and outstanding as of December 31, 2005.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT INTERNAL HYDRO

Internal Hydro International, Inc. ("IHDR" or "Company") was organized on December 31, 1996 as Tel-Voice Communications, Inc. as a Nevada Corporation. On January 6, 2003, we changed our name to Home Services International, Inc. On January 2, 2004, the Company entered into a merger agreement with the Company and on January 13, 2004, the name was changed to Internal Hydro International, Inc. The Company was re-domiciled to Florida on February 4, 2004. We are a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "IHDR". Our offices are located at 334 S. Hyde Park Ave., Tampa, Florida 33606. Our website is www.internalhydro.com.

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

Home Services International, Inc. (“HSVI”) intended to act as a holding company for service businesses related to the home building and home buying that want to expand into national markets. HSVI intended to acquire, joint venture and develop such businesses.

However, HSVI was presented with a business plan for a unique alternative energy technology by the management of Internal Command International (“ICI”) a Florida based private entity. HSVI felt that the Energy Commander technology for low impact hydro power production presented a unique opportunity. HSVI saw ICI’s technology as fulfilling a unique niche in the energy market. Thus, HSVI sought to acquire the technology, and related expertise through the reverse merger process.

On January 2, 2004, Internal Hydro entered into a merger agreement with Home Services International, Inc. ("HSVI"). HSVI issued 27,500,000 shares of its Series A Preferred stock to the shareholders of ICI. In connection with this acquisition, the company was re-named Internal Hydro International, Inc. (“IHDR”). On February 4, 2004, the company was redomiciled to Florida. ICI was not a related party.

As a result of the merger transaction with HSVI, the former Company stockholders obtained control of HSVI's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of HSVI, under the purchase method of accounting, and was treated as a recapitalization with the Company as the acquirer.

ITEM 1. DESCRIPTION OF BUSINESS - continued

BUSINESS STRATEGY

IHDR is a development stage enterprise. We intend to manufacture and distribute alternative energy products that use water pressure flow to generate electricity. IHDR is currently finalizing production units of the Energy Commander Version Five ("EC V") super efficient low impact hydro units. The Company entered into an a comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement on October 12, 2005 with Regent Machine Products, LLC. for the exclusive rights to the HydroCam/EC V technology which was developed by Regent Machine Products, LLC. Anthony Pecoraro, our Chairman of the Board of Directors and Vice President of New Technology Development, is also the Vice President and Co-Founder of Regent Machine Products, LLC.

IHDR has now entered into the production and fielding phase of its business plan, both domestically, and with an overseas strategic partner. IHDR is now centering activities on the final production plans, of a 10 unit fielding of its new energy units, the EC V. These units will be deployed to strategic locations around North America and in Europe for direct industrial use and for use in industrial flows such a cement, chemical, refineries, electrical utility plants, steam lines, pipelines, cooling applications and with application to natural flows such as water pipelines, rivers, aquaducts, and dams that can not support normal turbine hydro systems. Additionally, IHDR is identifying undervalued and underutilized alternative energy technologies that the company can either license or acquire other technologies as second divisions for the corporation. This will be done in order to maximize shareholder value and to utilize the relationships in the EU and other alternative energy friendly areas.

Initial production of the EC units will be done in Europe with Internal Hydro’s joint venture partner, Cm2 and in the United States with a domestic partner and production team. Cm2's production facility is located in Terni, Italy, about one hour north of Rome. The facility encompasses a large 19,000 sq. meter area with a 7,000 sq. meter production warehouse. With on staff engineers, marketing and production, Cm2 is well positioned to handle the Energy Commander (“EC”) systems. Cm2 manufactures and produces large industrial electrical components for utilities and industries, including such items as transformers, MV and LV electrical switchboards, auxiliaries and conduits for big transformers, cooling ducts, conduit bars, motors and generators. Cm2 also works in the area of hydro technologies for implementation of systems to unutilized water flows, where the EC units will fill a large role. Cm2's clients include Siemens, Colgate Palmolive Europe, Alitalia and every large Italian utility, among others. Cm2 has already arranged and dedicated through their engineering department a proper space in their 800,000 sq. foot warehouse for hosting the final development and the starting of the production line for the EC generator. Cm2 has also reached an agreement with Politecnico, one of the foremost Italian universities, for their endorsement of the technology under a transfer plan which we think will assist Cm2 in obtaining EU grants and the contribution from the Italian state and from the regional governments. Cm2 is ISO 9001 certified, and IQ NET certified for the production, maintenance and installation of all electrical systems, as well as maintaining certifications in the same for quality control. RINA (Italian Air and Shipping Registry), certifies that Cm2 works in accordance with ISO 9001 quality regulations in the making of the following products -- process -- services: Planning, production, installation and assistance of civil and industrial technological systems for electric, electronic and mechanical sectors. We believe that additional manufacturing will occur in the United States, with other machining houses and manufacturers, yet to be selected and negotiated. However, IHDR has identified potential production partners in the United States that will be able to be contracted for machining and production purposes of the EC V.

The patent for the base technology is held under a permanent assignment from the inventor, Rianey Nelson. Other intellectual property patents on the new technology will be generated into patent pending status before and commensurate with fielding. Additional patents will, in the opinion of management, be generated from the improvements in the technology.

ITEM 1. DESCRIPTION OF BUSINESS - continued

IHDR has several advantages over all other alternative energy sources available. The patented Energy Commander (“EC”) system represents the first time, to our knowledge, that a technology has been created to use the positive displacement of water pressure to create mechanical force to create electricity. The advantages of the EC are numerous. Primarily, the system will use 100% of the flow pressure into the system, unlike hydro units that are only 30% to 70% efficient at best. The EC system uses less water flow than normal hydro, and is able to be used where flows for traditional hydro will not work. Second, the EC units will take up very little space; an EC unit takes up 1/100 the space of a solar array to gain the same amount of electrical output. Third, the price of EC system will be a fraction of the competition. Per Kw, the system cost will be around $150.00 that is 1/10 the usual renewable energy goal. This means enormous profit margins with the three available revenue streams and more competitive market entry. The EC has no direct competition. Solar, wind, biomass and large flow hydro-power sources are much different than the IHI technology, and these alternative energy sources can co-exist. The advantages that IHDR has over these sources are its cost, its flexibility and its constant availability. In the United States alone, IHDR estimates our technologies will surpass wind-generated power within three years and exceed solar in four years. IHDR is not competing with these segments, since our source of power is different than solar, wind, geothermal (although the system can use geothermal outlets as power sources), or biomass. The EC V technology is related to traditional hydropower, only in the sense that it can use water flows; however, the flows of water necessary for hydropower are much larger. Thousands of gallons per second are required. Our technology is low flow, and much less demanding than hydro. EC system optimizes and efficiently uses 100% of the flow. Hydropower is much less efficient. IHDR hopes to be a contributor to the renewable energy segment of the United States economy.

The search and demand for alternative energy sources is reaching the highest priority possible, with many alternative energy initiatives being proposed domestically and internationally. IHDR’s EC technology saves expenditures, provides reliable electricity at a cheaper cost than current alternatives, and does so with free flows of wasted water or gas flows. The need for alternative energy is only as great as its reliability and value on a per kilowatt-hour of electricity basis. The common industry standard in the alternative energy field is to attempt to beat the cost of $1,500.00 per kilowatt of energy produced. IHDR will set a new benchmark for that goal in the alternative energy industry and we believe that the Energy Commander System beats that goal in the $150 per kilowatt range.

The unique aspect of IHDR’s technology is that our energy conversion technology, the EC System, has no direct competitor. No other technology uses low flow fluid or gas pressure for the creation of vast amounts of mechanical force to create electricity. No other technology has utilized positive displacement of flow pressure to create electricity. Solar power depends upon a clear day; wind upon the strength of nature at a given point, and hydro upon vast amounts of water flow. EC uses small flows to create mechanical force up to a hundred times the incoming pressure of natural or manmade flows. These flows are wasted potential energy and are free. We harness it and make it work to create electricity wherever needed.

In today’s energy and renewable energy market, the positions of the players have stagnated. The renewable energy market has hinged around the six percent mark for a number of years. IHDR is targeting industries as a whole. We are not tied to the notion that our technology somehow has to be seen in the same vein as solar, biomass, or wind. This technology will simply fit where the opportunity is present in the flows available in a given area, building, or industrial use. IHDR is targeting industries with high electric utility costs and access to flow pressures of gas or fluid, which will run the EC. Wasted flows will give rise to the target areas. IHDR will target those who have the need to cut utility costs in the sectors identified with special emphasis on the textile, oil and gas refining and drilling, home development, agricultural, poultry, and other industries, which have communicated the greatest interest in placement of units. All of the industries are ones that will either have access to natural flow, be near man-made flow, which is wasted, or have internal wasted flow after the flow is used.

IHDR’s Energy Commander System will be used in the industrial areas of steel and metals manufacturing, oil and gas drilling, oil and gas refining, chemical plants and processing, wood processing, paper and wood pulp, battery manufacturing, all areas of agriculture and food processing, cement and material processing, gas pipelines, and numerous other industrial and commercial applications. The EC technology will have many applications in rural and third world areas. In the United States alone, there are over 70,000 dams that do not produce electricity, but many are capable of doing so with no environmental impact. The technology has numerous applications in third world areas where ready access to natural flow exists, and yet is unused. Such flows as in these areas would not support conventional hydropower systems, but will support constant 24 hour a day power from the EC. Each unit of the EC will be kept as a corporate asset in North America, and will be shared with the user on a lease/revenue sharing model. Each unit will create and approximate $17,500.00 in revenue in the United States and Canada, which will be shares with the end user through savings on electrical costs, while IHDR will retain the tax credits, renewable energy credits, and portions of the energy value. In the EU where IHDR has strategic partnership for manufacturing and distribution of the units, the same model will be in place, where the units will be held by the Joint Venture, and the revenue distribution will be shared by IHDR along with the JV partner, and the user will be able to enjoy the reduced electrical costs, and revenue sharing in the EU, where revenues for a 30 Kw unit have been estimated by Cm2 to be approximately $44,000.00 per unit, per year.

ITEM 1. DESCRIPTION OF BUSINESS - continued

EC will mean huge savings, and potentially, even payback to municipal, county, state and federal government facilities. Lowering or excluding power costs, while giving back potential revenue to governmental entities utilizing the EC to produce electricity in buildings, compounds, and governmental facilities. IHDR’s technology will have far reaching military aspects, able to be used by the U.S. military to help build nations the third world areas where power projection can be accomplished by the supplying of power to areas of need. EC will be used as a power source for direct power supply and for back-up power sourcing for hospitals, nursing homes, and other uses where back up power generation is required. The potential applications for the EC will only be limited by the flows available where they are found.

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

ACQUSITIONS OF SIMILAR TECHNOLOGIES

CM2 AGREEMENT:

In February 2005, IHDR entered into a large scale joint venture agreement for production, distribution and sale of its Energy Commander units to the European Union. Under the performance based contract, Cm2, an Italian Energy Manufacturing and Supply Company, will manufacture units in Italy for distribution, sale, and lease into Europe. Cm2 will supply engineering, production, marketing, distribution, and service for the Energy Commander units. Cm2 believes they will build and place a minimum of between 300 and 600 thirty Kw units in Europe in the first year of full production. Under the agreement IHDR pays no significant capital expenditure, however, it receives revenues in various forms.

Cm2 is a producer and supplier of electrical systems for European utilities and industrial users. Cm2 is positioned to supply Internal Hydro’s units for all of the European Union for the foreseeable future. Cm2 will be producing the units under a revenue sharing and payment license from IHDR. Cm2 believes they will be able to produce 100 units per week in full production.

Cm2 will distribute, and service the units throughout Europe through a joint venture entity. IHDR shall receive an up front sum of $2,000 to $3,000 per unit produced for Europe plus a large portion of the revenue stream from all units placed in Europe, including electricity, renewable energy credits, and other readily available credits. Cm 2 estimates the unit revenue for a 30 Kw unit to be approximately $44,000 per unit per year. Energy credits in Italy are expected to be about 3 to 10 times the projection of revenue for IHDR units placed in the U.S. Under the agreement, Cm2 will be a strategic partner for delivery of the EC units to IHDR’s domestic US use for less than IHDR could produce the units in the United States. Due to their extensive experience in the European energy market, Cm2’s ability to produce, sell, and maintain the units, will give IHDR a strong partner for the EU.

ITEM 1. DESCRIPTION OF BUSINESS - continued
KINETIC ENERGY

On July 8, 2004, we announced that we had entered into an agreement with Kinetic Energy Systems, Inc. (“Kinetic”), a privately held Florida Corporation, for a strategic partnership. IHDR received 20% of the shares of the private company with access to license and assist in the development of the technology Kinetic held for underwater and over water power generation. IHDR issued 1,250,000 shares of treasury stock for this interest. IHDR agreed to help develop the technology and market it within its resources. Kinetic has several new hydro and wind based technologies, all patented or patent pending at this time. These include the Hydrokinetic Generator; Offshore Energy Platform; KESC Bowsprit Generator; and, KESC Tidal Generator. These technologies create generate electrical power or hydrogen using kinetic energy from moving water and wind, utilizing wind and tides. The Hydrokinetic Generator is at the prototype and engineering stage. The Offshore Energy Platform is at the prototype and engineering stage. The KESC Bowsprit Generator at the prototype and engineering stage. The Bowsprit is being designed for prototyping in the dual role of hydrogen production. The KESC Tidal Generator is at the engineering and prototype stage. KESC is preparing to display the Bowsprit technology for the first time at the NERL conference.

To date this relationship still exists, and IHDR will help market and develop the Kinetic line of production, in Europe and the United States. This support of Kinetic is tied to IHDR’s capital ability to do so. IHDR will help introduce Kinetic’s products to European entities for development and marketing.

TRITON TECHNOLOGIES:

In April 2005, IHDR entered into a future marketing and distribution agreement with Triton Technologies of Reston Virginia. Through this agreement, Triton has the rights to market the Energy Commander technology. Under the agreement, Triton took on certain responsibilities for the capital support of the Energy Commander build out and engineering. Through the third quarter of 2005, Triton had directly taken on the contractual obligations for payment to the engineering firm APTEC for unit plans and production of the EC IV. IHDR was relieved of such payments during the period that Triton fulfills its obligations to APTEC, and to date has paid APTEC approximately $40,000 as reported to IHDR. The primary purpose of the agreement will be for Triton to develop and implement a strategic marketing plan for industry awareness and for sales of the Energy Commander under IHDR’s control, once units are fielded and able to be displayed. Under the agreement, Triton will receive a portion of the revenue flow from units placed under its marketing and distribution work. As part of the agreement, IHDR would also receive an equity position in Triton based upon the future position of Triton’s public company. IHDR was informed by management of Triton in September, 2005, that they would be repositioning the assets of Triton, and this agreement for marketing and licensing to a new private entity in the near future, which IHDR did not object to. To date this contract will be fulfilled by the use of Triton as a marketing arm for the EC technology in the United States.

ETIG

On November 3, 2004, we entered into agreement with El Tigre Development (“ETIG”), a Florida Corporation, for the purchase of one hundred units of Energy Commander IV units. The purchase price of the one hundred units was $2,250,000, with the first ten units to cost $50,000 each. The agreement itself had a three year term and called for the Company and ETIG to share in revenue generated from each unit beyond the purchase price. For the first ten units, revenue is 20% from any source on the units. Additional units include 50% revenue. In exchange for the initial ten-unit purchase, we are granted rights for placement to ETIG in the states of Washington, North Carolina, Oregon and Utah. Upon execution of the first ten-unit purchase, two lines of credit will become effective. Each line of credit shall be for $5,000,000 to our benefit. The first line of credit will entitle ETIG to place units in Idaho and Asia. The second line of credit will entitle ETIG to place units in South America and Scotland. These lines of credit were represented by ETIG to be from financial houses and resources, which did not develop. The lines of credit were stated to be available for the production of units, at descending rates of pricing per Energy Commander Unit produced.

As of April 15, 2006, we have not received the initial payment for the ten-unit order and ETIG, which had renamed itself McGregor Energy, Inc., We had previously requested a thirty (30) day extension for the payment of the initial ten units. The extension was granted. This contract was subsequently noticed by IHDR to be in default, with no answer being given by ETIG. We have determined that there was no operable or available source of recourse due to the lack of any financial resources or assets of ETIG, which became defunct in early 2005.

ITEM 1. DESCRIPTION OF BUSINESS - continued
NEW IMPACT

On November 2, 2004, IHDR and New Impact, LLC, a private Arizona based Company, entered into a contract for the purchase of energy units from IHDR, with rights for distribution and use of IHDR's technology. The initial phase of the contract calls for supplying ten units at a purchase price of $500,000 for use in New Impact's water treatment facilities and other areas in the Southwest. This contract has not been funded to date; however, in March 2005, this contract was absorbed by the later agreement with Triton Technologies of Reston Virginia, to be the marketing and sales arm of IHDR when IHDR is in a unit production ability.

GOING CONCERN RISK

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. The above factors represent continue to raise doubt about the Company's ability to fully establish itself as a going concern.

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

EMPLOYEES
As of December 31, 2005, the company employed 3 full time employees. Additionally, the Company utilizes consultants on an as needed basis.

ITEM 2. DESCRIPTION OF PROPERTY

Internal Hydro's principal executive offices are located at 334 S. Hyde Park Ave., Tampa, FL 33606 with approximately 1500 square feet of shared office space which we receive without paying rent from the former Chairman of the Board of Directors, Mark Pena.

Management believes that this office space is adequate for our present and future needs.

ITEM 3. LEGAL PROCEEDINGS

On October 14, 2004, the Clerk in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County Circuit Civil Division (Case No.: 04-CA-009272) sent a letter to the Company notifying the Company that a Foreign Judgment from the state of Arizona was filed. The defendant in the case is Tel-Voice Communications, Inc. and the plaintiff is Smartcom Solutions, Inc. The pending judgment is for non-payment of a debt of approximately $43,000. This judgment was apparently from a lawsuit filed in Phoenix Arizona, as a vendor law suit with the previous company HSVI. Notably, this suit was not disclosed to the management upon the reverse merger, or within the merger documents presented to the management of Internal Command International upon the merger.

Currently, the Company has no additional information and is in the process of obtaining details on the date proceedings began and a description of the facts underlying the proceedings. The $43,000 is not accrued in the financial statements as management has determined that this payment currently is not yet probable.

As of the date hereof, Internal Hydro is not a party to any further legal proceedings, and none are known to be contemplated against Internal Hydro.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock under the registered name of Internal Hydro International, Inc. was first quoted in June of 2002, and now trades on the Over-the-Counter ("OTC") Bulletin Board under the symbol "IHDR". On January 2, 2004, Internal Command International, Inc. (a private company) merged with Home Services International, Inc. (a publicly traded company under symbol of HSVI) to become Internal Hydro International, Inc. On January16, 2004, the trading symbol was changed from HSVI to IHDR.

On July 27, 2004, the Board of Directors approved a 5 to 1 stock split of our common and preferred stock to become effective September 10, 2004. The stock split increased the number of outstanding shares of common stock from 2,875,279 to 14,376,395 and the number of outstanding shares of preferred stock from 5,750,000 to 28,750,000 as of September 10, 2004. All references to the Company's common and preferred stock in the financial statements have been restated to reflect the stock split.

As of December 31, 2005, Internal Hydro had 66,256,242 shares of common stock outstanding and 9,707,365 shares of class “A” preferred stock outstanding.

Set forth below are the high and low closing bid prices for the Company's common stock as reported on the OTC Bulletin Board for the last two fiscal years.

Quarter	High	Low
2004
First Quarter	$2.00	$1.10
Second Quarter	$2.10	$0.90
Third Quarter	$1.30	$0.15
Fourth Quarter	$0.26	$0.12

2005
First Quarter	$0.2	$0.08
Second Quarter	$0.25	$0.08
Third Quarter	$0.13	$0.051
Fourth Quarter	$0.1	$0.03

The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

The bid price of our common stock was $0.26 per share on May 17 2006.

RECORD HOLDERS

As of December 31, 2005 the Company had 237 shareholders of record.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2005
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
TOTAL	0	0	0

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

During the last quarter of our fiscal year ended December 31, 2005, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  None of the transactions involved a public offering and no commissions were paid.  We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities.  We believe that each person was knowledgeable about our operations and financial condition.

A total of 8,831,000 shares were issued to eight individual as payment for services totaling $367,240. A toal of 56,667 shares of stock were issued for two short term loans totaling $1,500. Pursuant to the terms of the loans, if the loan can not be repaid within ten days, then shares are issued to the lender equal to the amount of the loan. Additionally, 525,000 shares were paid to two individuals for shop rental valued at $21,000

ITEM 6. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2005 included in this Annual Report.

GENERAL
Internal Hydro International, Inc. ("IHDR" or "Company") was organized on December 31, 1996 as Tel-Voice Communications, Inc. as a Nevada Corporation. On January 6, 2003, we changed our name to Home Services International, Inc. On January 2, 2004, the Company entered into a merger agreement and on January 13, 2004, the name was changed to Internal Hydro International, Inc. The Company was re-domiciled to Florida on February 4, 2004. We are a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol “IHDR”. Our offices are located at 334 S. Hyde Park Ave., Tampa, Florida 33606. Our website is www.internalhydro.com.

ITEM 6. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS - continued
RESULTS OF OPERATIONS

Our first goal was the refinement of the technology to prove the large scale of the power potential of the Energy Commander (“EC”) technology. This entailed the design and engineering of a new style of unit on a much larger scale. It required the acquisition of materials, fabrication of unique machined parts; the manufacture and design of a valve system extremely unique; the assembly of the unit; and the testing of the unit under pressure simulation. This work resulted in the final production of a unit in late August, 2004 (the Energy Commander IV - A Model). The EC IV (A) was a four cylinder unit, designed for a four inch feed of water at 65 p.s.i. The EC IV (A) was shown to produce energy via its 25 kilowatt generator, successfully under real world conditions. With the successful completion of the EC IV (A) we proceeded to design a smaller sized unit which would produce even more power. The planning and design of the variant model EC IV (B) has now begun. The EC IV (B) will be an eight cylinder unit 50% the size of the (A) model producing 30 kilowatts at 55 p.s.i.

In the third quarter 2005, IHDR chose to follow the new prototype design for the EC V, which is an alternate design from the EC IV in line system. The EC V will be smaller, as powerful, and easier to manufacture than the EC IV system. The new design of the EC IV uses new parts, a new engineering firm, new plans and new equipment to make it smaller and standardized for mass production. The EC V developmental prototype, is showing itself to be a fifth of the size of the EC IV, for the same power output and is projected to be displayed, or deployed in the field early in 2003. The new EC V prototype is a twelve cylinder radial system working from the same 65 p.s.i. flow placed into use through 12 cylinder “slices” with the usual set of four slices to produce the standard 30 Kw per unit. Each unit uses from 1200 to 1500 gallons per minute of flow. From this system the cylinders work on a common cam or shaft which is a unique new technology which produces the mechanical force to run a generator. The inlet and outlet of the system works through a common shaft system around the device to a common generator.

IHDR has also sought the identification of undervalued and undercapitalized technologies that would be part of the corporate philosophy for renewable energy products. IHDR has explored other possible technologies including tire remediation, ethanol and bio-diesel production from appropriate feedstocks, clean water technologies, rapid response home security for provision of electricity and waste remediation, hazardous waste technologies, and other renewable and critical use technologies.

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

Revenues were $0 in both 2004 and 2005. The $945,366 decrease in the net loss to $2,685,048 for the year ended December 31, 2005 from $3,630,414 for the year ended December 31, 2004 is due to a few factors. One key factor was the one time loss on sale of securities of $697,237 incurred in the year ended December 31, 2004. Selling, general & administrative expenses decreased by $443,841 to $2,228,560 for the year ended December 31, 2005 from $2,672,401 for the year ended December 31, 2004 primarily due to a decrease in the issuance of common and preferred stock for services. However, research & development costs increased by $201,281 to $417,257 for the year ended December 31, 2005 from $215,976 for the year ended December 31, 2004. Research & development costs increased as the company worked to meet a key goal which was the refinement of the technology to prove the large scale of the power potential of the EC technology.

LIQUIDITY AND CAPITAL RESOURCES

We intend to continue development of the Energy Commander systems but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. The Company is in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. The company anticipates it will be successful in these discussions, however there can be no assurances that the Company will be successful and will produce cash flows sufficient to ensure its long-term viability.

2006 OUTLOOK

During the next twelve months, IHDR’s technology is targeted to be produced and field tested. At that point, IHDR will be entering into the is full production phase of its business plan, with revenues being produced, and further, an implementation of the new management structure for roll out in the global energy market. With the contractual arrangement with Cm2, IHDR has now partnered with a ready and able partner for production, and implementation of the Energy Commander systems in Europe. Given the vast experience and ongoing operations of Cm2 in the energy market, IHDR will have significant production ability for the EC units. IHDR forecasts that the final stage units will be made with Cm2, and other domestic resources for final stage production hopefully by the first half of 2006. IHDR will implement the new radial system of low impact hydro with Cm2, for production in the latter part of 2006, and for production of the initial 10 units of the system for field testing IHDR will also be implementing the portion of its business plan which for new personnel to take over certain management positions, and the creation of new positions in order to get ready for direct market participation in the alternative energy sector, and for the expansion of the company beyond the start up phase and into the global and domestic alternative energy market. Included in this plan is the implementation of new management with energy experience, and new board membership. IHDR met this goal with the implementation of a new board of directors in January, 2006.

ITEM 6. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS - continued
We will enter into three important phases for the production mode and field testing of its energy units, set to occur in the second half of 2006. First, we will seek new capital contribution for carryover of operations and production in the United States, and for a limited need of capital for use with the existing relationship in Italy with Cm2. This will be done in order to fulfill basic financial obligations such as audit costs, payroll, travel and engineering support for the Italian operations, and for final unit development for production with Cm2. Since we do not have significant production costs related to the energy unit production in Italy of the ten units, the need for capital has been kept to a minimum. Cm2 under its agreement pays for all related costs of engineering and production of the unit, as well as some on site costs for IHDR personnel. Second is the final production unit plan for the EC V, which we will be the radial system twelve cylinder unit. This will be accomplished through Cm2 on site in Terni, Italy at their production facility, as well as initial production occurring for the units in the United States utilizing contracted or strategic partners. Our personnel and the prototype unit of the EC V will be transported on site for production of the final unit in both Europe and in the United States. With the machining and parts assembly and plans being completed, the final production value, first unit will be made.

Finally we are in the process of a search to identify new CEO candidates with the appropriate public market experience and in the energy or alternative energy market.

First Half of 2006

During this time frame the final production of the first unit and additional ten units under the preliminary production plan should be completed at Terni, Italy and in the United States. These units will then be deployed for use in Italy under Cm2 at predetermined sites, and to the United States, to be deployed at five locations by IHDR at predetermined sites. The units will under go certification process by Italian agency authorities and in the US by private entities so that they are qualified for tax and energy credits. During this time period with the deployment of units, we hope to also be expanding its management and board for full on production business plan operations. During this time, we anticipate that we will hold our annual meeting at which time the board of directors will be selected, and the committee memberships will be made. IHDR will, with the concurrent deployment of units, seek to raise a capital amount related to its operations for the next three quarters of the year, to include major marketing, certification, governmental relations, and further unit production. Production capacity and unit production for the end to start of the second and third quarters from Cm2 is expected to be 40 units by second and start of the third quarters. One half of these should ship to the United States for use, with the remaining portion being used in Europe. At this point with the first units being fielded, revenues should be realized from each fielded unit, both in Italy and the United States.

Additionally, IHDR will choose a suitable production partner with several being identified in the United States for domestic production. IHDR has identified at least three such partners in negotiation, but will not enter into such agreement until the first units are supplied and fielded in the United States. With a solid European partner for initial production of even domestic units, IHDR does not feel it necessary to commit to a domestic partner at the first run of production due to the availability of a manufacturer in Cm2, and the ability to contract with domestic machining providers as required in the U.S. IHDR is seeking to avoid traditional capital investment as it has been able to avoid through it’s existence, until normal revenues are achieved in the second and third quarters of 2006.

Second Half of 2006

In addition, we envision and plan that the production phase of the EC units will be in full force from Italy and domestically by the third quarter of 2006, with contracts being sought by end users for unit application in both Europe and the United States. At this point, the major marketing effort of IHDR and Triton should result in future and immediate contracts for units to be supplied to industrial and natural flow users. The management team will then be filled out to include separate offices of the CEO and President, along with the CFO, and a vice president of marketing. The office in Rome will be staffed by indigenous personnel already identified, and should be able to now be a revenue producing section with units being produced from Cm2, and placed into the European energy market. At this point, IHDR will seek development of other complimentary and related products through its own research and development arm, and through the acquisition of new technologies either through licensing or acquisition. During this time the main portion for action will be the conduction and integration of revenue streams through the value of electricity, the sale of he renewable energy credits and the value of the tax credits. Significantly, the accounting of these matters will vary by not only the national placement of the units, but by the very locality where it is placed due to the value of electricity rates which can vary vastly. These accounting principles will be easier to bill and account for with the tracking system built into the unit, however, the accreditation and certification process will be a major mergence into the accounting of IHDR.

ITEM 6. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS - continued
IHDR also seeks the identification of undervalued and undercapitalized technologies that would be part of the corporate philosophy for renewable energy products of the corporation. Such technologies that IHDR has explored are tire remediation, ethanol and bio-diesel production from appropriate feedstocks, clean water technologies, rapid response home security for provision of electricity and waste remediation, hazardous waste technologies, and other renewable and critical use technologies.

Forward looking statements
We are including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that could cause actual results to differ materially from those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; and our ability to efficiently manage our operations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

UNCERTAINTIES:

Development Stage Company

The Company is in the development stage. There is no assurance that the Company's activities will be profitable. The likelihood of the success of the Company must also be considered in light of the problems, expenses, difficulties, complications, delays and all of the inherent risks frequently encountered in the formation and operation of a relatively new business.

Going Concern

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

Management believes that current plans to expand the Company's operations and a combination of its financing and capital raising plans will provide sufficient working capital to allow the Company to continue as a going concern.

ITEM 6. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS - continued

Costs Conducting Business

The Company will be required to incur substantial costs for research and development and equipment, establishing production and marketing operations, and related costs. A substantial portion of those costs must be paid whether or not any of its products prove to be commercially successful on a broad scale. The ability to generate a profit depends, among other factors, on the amount of equipment acquisition costs incurred, the amount of revenues from the sale of its products by the Company, and its operating costs.

Technological Change

The Company expects that many new technologies and products will be introduced over the next several years. The Company's success will depend, among other things, on its ability to develop and maintain a competitive position technologically. There can be no assurance that the Company will have access to subsequently developed technology by other persons. Technological advances by a competitor may result in the Company's present or future products becoming noncompetitive or obsolete. The Company cannot be assured that competitors will not develop functionally similar or superior products, which event could have an adverse effect on the Company's business.

Contracts

There can be no assurance that the Company will be able to obtain sufficient and suitable contracts for its business plan.

Fluctuations Operating Results

The Company's revenues and results of operations may vary significantly in the future. The Company's revenues and results of operations are difficult to forecast and could be adversely affected by many factors, some of which are outside the control of the Company, including, among others, the expected relatively long sales and implementation cycles for the Company's products; the size and timing of individual license transactions and joint venture arrangements; seasonality of revenues; changes in the Company's operating expenses; changes in the mix of products sold; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technological changes in technology; personnel changes and difficulties in attracting and retaining qualified sales, marketing, technical and consulting personnel; changes in customers' budgeting cycles; quality control of products sold; and economic conditions generally and in specific industry segments.

There can be no assurance that the Company's products will achieve broad market acceptance or that the Company will be successful in marketing its products or enhancements thereto. In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than the Company's products, demand for the Company's products would decline. A decline in demand for, or market acceptance of, the Company's products as a result of competition, technological change, or other factors would have material adverse effects on the Company's business, financial condition and results of operations.

Seasonality

The Company does not expect to experience material seasonal variations in revenues or operating costs.

Off balance sheet arrangements

For the year ended December 31, 2005, we did not have any off balance sheet transactions.

ITEM 7. FINANCIAL STATEMENTS
INTERNAL HYDRO INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Internal Hydro International, Inc.:

We have audited the balance sheet of Internal Hydro International, Inc. (the Company), a development stage company, as of December 31, 2005, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2005, and for the period from January 21, 2003 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internal Hydro International, Inc. as of December 31, 2005, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2005, and for the period from January 21, 2003 (date of inception) to December 31, 2005, in conformity with accounting standards generally accepted in the United States of America.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and had a net working capital deficiency of $ 336,097 at December 31, 2005. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ EPSTEIN, WEBER & CONOVER, PLC
Scottsdale, Arizona
May 16, 2006

INTERNAL HYDRO INTERNATIONAL INC

BALANCE SHEET

As of December 31, 2005

ASSETS

CURRENT ASSETS
Cash and equivalents	$600

600
PROPERTY & EQUIPMENT
Computers & Equipment
(net of accumulated depreciation)	10,452

OTHER ASSETS

Investment - Langley Park	14,124
Investment - Kinetic Energy	68,750
82,874

$93,926

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$52,355
Contingent Payroll Tax	37,988
Accrued Liabilities	26,623
Due to shareholder	165,700
Notes Payable	54,031
336,697
OTHER LIABILITIES
Debt under professional management (Note 4)	906,879
Total Liabilities	1,243,576

STOCKHOLDERS' EQUITY
Common stock, $.001 par value,200,000,000 shares authorized
63,770,745 shares issued and outstanding	63,771
Preferred stock, $.001 par value, 70,000,000 shares authorized
7,167,445 shares issued and outstanding	7,167
Additional paid-in capital	5,395,239
Unrealized loss on Investment	(91,783)
Deficit accumulated during Development Stage	(6,524,044)
Total Stockholders' Equity	(1,149,650)

$93,926

See accompanying notes to unaudited financial statements

INTERNAL HYDRO INTERNATIONAL INC

STATEMENT OF OPERATIONS

For the years ended December 31, 2005 and 2004

			Accumulated from
			Date of Inception
	For the year ended	For the year ended	through
	December 30, 2004	December 31, 2005	December 31, 2005

NET SALES	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	2,672,401	1,453,248	4,173,375
RESEARCH & DEVELOPMENT	215,976	417,257	665,933

LOSS FROM OPERATIONS	2,888,377	1,870,505	4,806,608

LOSS ON SALE OF SECURITIES	697,237	-	697,237
PERMANENT IMPAIRMENT WRITEDOWN ON		903,468	903,468
MARKETABLE SECURITIES
INTEREST EXPENSE	44,800	39,231	84,031

NET LOSS	$3,630,414	$2,813,204	6,524,044

BASIC NET LOSS PER COMMON SHARE	$(0.40)	$(0.07)

DILUTED NET LOSS PER COMMON SHARE	$(0.40)	$(0.07)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	9,116,317	39,375,134

See accompanying notes to unaudited financial statements

INTERNAL HYDRO INTERNATIONAL INC

STATEMENT OF CASH FLOWS

For the years ended December 31, 2005 and 2004

			Accumulated from
			Date of Inception
	For the year ended	For the year ended	through
	December 30, 2004	December 31, 2005	December 31, 2005

OPERATING ACTIVITIES
Net Loss	$(3,630,414.00)	$(2,813,204)	$(6,443,618)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation expense	3,931	3,700	7,631
Issuance of common and preferred stock for services performed	2,243,569	1,232,568	3,476,137
Issuance of common stock for Regent		296,000	296,000
Loss on sale of securites	697,237	-	697,237
Permanent Impairment of marketable securities		903,468	903,468
Changes in assets and liabilities
Stock subscription receivable	(2,500)	2,500	-
Stock Loan receivable		7,000	7,000
Contingent payroll liability		37,987	37,987

(Decrease) Increase in accounts payable and accrued liabilities	40,931	38,048	78,979

Cash used by operating activities	$(647,246)	$(291,933)	$(939,179)

INVESTING ACTIVITIES
Purchase of fixed assets	$(16,003)	$-	$(16,003)
Cash on proceeds on sale of marketable securities	193,388	-	193,388
Employee advances	(7,000)	-	(7,000)

Cash provided by investing activities	$170,385	$-	$170,385

FINANCING ACTIVITIES
Net proceeds from shareholder advances	414,527	254,482	669,009

Cash provided by financing activities	$414,527	$254,482	$669,009

INCREASE IN CASH AND CASH EQUIVILENTS	$(62,334)	$(37,451)	$(99,785)

CASH AND CASH EQUIVILENTS, beginning of year	385	38,051	-

CASH AND CASH EQUIVILENTS, end of year	$(61,949)	$600	$(99,785)

See accompanying notes to unaudited financial statements

INTERNAL HYDRO INTERNATIONAL INC

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

STATEMENTS OF STOCKHOLDERS' DEFICIT

								Accumulated
	Common Stock			Preferred stock			Paid-in	Comprehensive	Accumulated
	Shares		$	Shares		$	Capital	Loss	Deficit		Total

BALANCE January 21, 2003	7,647,025	$7,647		27,500,000	$27,500		$45,664	$-	$-		$80,811

Net loss									(80,426)		(80,426)

BALANCE DECEMBER 31, 2003	7,647,025	7,647		27,500,000	27,500		45,664		(80,426)	-	$385

Recapitalization for reverse merger	-	-		1,250,000	1,250		(1,035,012)				(1,033,762)

Shares issued for services	5,099,602	5,100					2,238,470				2,243,569

Debt converted to common stock	1,627,250	1,627					486,864				488,491

Conversion of preferred to common	219,250	219		(219,250)	(219)

Value of warrants and beneficial conversion feature							60,000				60,000

Issued for investment in marketable securities	2,375,000	2,375					1,778,875				1,781,250

Issued for Kinetic agreeement	1,250,000	1,250					186,250				187,500

Net loss									(3,630,414)		(3,630,414)
Unrealized loss on marketable securities								(771,362)			(771,362)
Total Comprehensive Loss											(4,401,776)

BALANCE DECEMBER 31, 2004	18,218,127	18,218		28,530,750	28,531		3,761,111	(771,362)	(3,710,840)		$(674,342)

Shares issued for services	14,193,398	14,193					1,218,374				1,232,567

Debt converted to common stock	2,595,915	2,596					127,154				129,750

Conversion of preferred to common	21,363,305	21,363		(21,363,305)	(21,363)

Value of warrants and beneficial conversion feature							-				-

Issued for Regent Contract	7,400,000	7,400					288,600				296,000

Net loss									(2,813,204)		(2,813,204)
Unrealized loss on marketable securities								(105,139)			(105,139)
Permanent Impairment of marketable securities								903,468			903,468
Total Comprehensive Loss											(2,014,875)

BALANCE DECEMBER 31, 2005	63,770,745	$89,636		63,198,195	$63,199		$9,202,014	$(744,395)	$(10,315,310)		$(1,149,650)

See accompanying notes to unaudited financial statements

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOOTNOTES

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIGICANT ACCOUNTING POLICIES

Background and Nature of Business

INTERNAL HYDRO INTERNATIONAL INC., (formerly Internal Command International (“ICI”)) was incorporated under the laws of the State of Florida on January 21, 2003 (the “Company”).

On January 2, 2004 the Company entered into a merger agreement with Home Services International, Inc. (“HSI”). HSI issued 27,500,000 shares of its Series A Preferred stock. The Company is a development stage enterprise. The Company intends to manufacture and distribute its alternative energy products that use water pressure flow to generate electricity. In connection with this acquisition, the company was re-named INTERNAL HYDRO INTERNATIONAL INC.

As a result of the merger transaction with HSI, the former Company stockholders obtained control of HSI’s voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of HSI by the Company, under the purchase method of accounting, and was treated as a recapitalization with the Company as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the January 2, 2004, acquisition of the Company. The financial statements have been prepared to give retroactive effect to January 21, 2003 (date of inception), of the reverse acquisition completed on January 2, 2004, and represent the operations of the Company. Consistent with reverse acquisition accounting: (i) all of the Company’s assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the HSI (the accounting acquiree) are reflected at their net asset value as if issued on January 21, 2003.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As reflected in the accompanying consolidated financial statements, the Company has had recurring losses and negative cash flows from operations, and negative working capital. The Company has abandoned it’s only operating business segment and is attempting to raise capital seek acquisition targets and commence operations in a new business segment. There are no assurances that the Company will be successful in any of these endeavors. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIGICANT ACCOUNTING POLICIES - continued

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at December 31, 2005.

Revenue

There was no revenue generated in the years ended December 31, 2005 and 2004.

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes.” Deferred income taxes, if any, are recorded, using enacted tax rates expected to apply, to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2005, there were no stock options and 107,497 warrants outstanding.

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIGICANT ACCOUNTING POLICIES - continued

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

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees.” Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the date of grant.

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the year ended December 31, 2005.

Recently Issued Accounting Pronouncements

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award — usually the vesting period. The Company is evaluating the impact of this new pronouncement and does not expect the effect of implementation will have a significant impact on the Company’s financial statements.

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RELATED PARTY TRANSACTIONS

As of December 31, 2005, the Company has received loans totaling $165,700 from officers and shareholders to cover operating expenses and certain accounts payable. Currently, there has been no repayment terms specified for the shareholders loans; therefore, the Company has classified the loans as a current liability. These are non-interest bearing loans.

In addition, our Company has entered into an a comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement on October 12, 2005 with Regent Machine Products, LLC. for the exclusive rights to the HydroCam/EC V technology which was developed by Regent Machine Products, LLC . Anthony Pecoraro, our new Chairman of the Board of Directors and VP of New Technology is the current Vice President and Co-Founder of Regent Machine Products, LLC. In addition, Mr. Pecoraro is married to Mary Pecoraro, the President and Co-Founder of Regent Machine Products, LLC. who also serves as our Secretary. Mr. Pecoraro was appointed as Chairman of the Board of Directors on January 18, 2006. Mr. Pecoraro was not affiliated with the Company at the time the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement was signed although Mary Pecoraro was Secretary of the Company at that time. The total consideration for the Regent Contract was $7,400,000 restricted shares and the $150,000, of which the first payment of $8,333 out of a total of 18 payments were expensed in 2005.

NOTE 3 - NOTE PAYABLE

The Note Payable is a 1 year Term, due April 30, 2006. The Note carries an interest rate payable of 12% per annum. The Note is Convertible into common stock at the discretion of the Lender, including all accrued interest at the lesser of $7.50 per share or at a 30% discount to the three lowest closing bid prices for the five days prior to the conversion date. The Note also includes a warrant to purchase 100,000 shares of common stock at a price of $5.00 per share for a period of 5 years.

The Company has valued the beneficial conversion feature of this Note Payable at $60,000. This amount was charged as a discount to the note and amortized to interest expense over a one year period. The Note has a balance of 54,031.

During the year ended December 31, 2005, the Lender exercised their right to convert a portion of the amount due to common stock. A total of $20,000 has been converted into 288,390 common shares.

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

During the year ended December 31, 2005, 7,400,000 shares were issued for the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement on October 12, 2005 with Regent Machine Products, LLC.

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' DEFICIENCY - continued

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

During the year ended December 31, 2002, the Company negotiated a settlement in which 249,905 shares of common stock were issued out of escrow to settle a creditor obligation that had an original balance of $65,000. The settlement was recorded at the trading value of the shares on the date of settlement. That value was $299,866. The result was an additional expense of $234,866 charged to operations for the year ended December 31, 2003. During the year ended December 31, 2004 and December 31, 2005, the Company did not issued any of these shares to creditors.

On July 29, 2004 (the Company entered into a Stock Purchase Agreement ("Purchase Agreement"), effective October 7, 2004, with Langley Park Investments Plc ("Langley"), a corporation organized under the laws of England and Wales which is admitted to trade on the London Stock Exchange ("LSE") as an investment trust. Pursuant to the Purchase Agreement, the Company sold 2,375,000 shares (post-split) of its common stock ("Company Stock") to Langley for a total purchase price of approximately $1,780,000.

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

On November 3, 2004 the Company sold 441,389 shares of Langley Park Investment, (London Exchange: LPI) for $193,388. This was the first liquidation pursuant to the Agreement. These gross proceeds represented a loss of $697,237 based upon the difference between the selling price on November 3, 2004 and the Company’s trading price on July 29, 2004.

The balance of the 441,389 shares owned by the Company are valued at December 31, 2004 at the market price of the Langley Park Investments Plc. as listed on the London Stock Exchange ("LSE") with the difference being carried as an unrealized loss in the equity section of the Company’s financial statements.

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

Internal Hydro International was approached with the investment by the Langley, at a time where the 2 year lock up of the shares to be issued was voted on by the Board of Directors as being acceptable for purposes of investment given the stock price and discount proposed by Langley. Given that the escrowed shares which would be held by Langley of IHDR’s shares in the fund, these were accounted for in the analysis and date on December 31, 2004, as being accounted for as if they would eventually be sold at the two year mark for the investment holding period. At the time of the investment and at the time of the accounting determination, it was believed by the Company’s management that the Company would meet the criteria as set forth in the Langley agreement which would allow the sale of the remaining shares in the fund. The Company has recorded an additional unrealized loss of $91,783 on this investment at December 31, 2005 due to this provision. The additional write down was calculated on the basis of the quoted value of the Langley shares less the pro-rata value of shares that would be returned to Langley based on the trading value of the Company's common stock at December 31, 2005.

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMON AND PREFERRED STOCK

COMMON STOCK
The Company’s articles of incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001.

The Company issues its common stock from time to time to compensate employees and consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant. A total of 14,193,398 shares were issued to 23 individuals as payment for services totaling $1,232,568.

In the year ended December 31, 2005, 288,390 issued for shares were issued for $20,000 under a convertible note. The original note for $60,000 which is being paid in $10,000 increments which are converted to shares on a periodic basis. The note holders convert to shares at their discretion. There is no time table for repayment or conversion. The $20,000 was expensed as interest and reduced the note payable to a $54,031 balance..

288,390 issued for shares were issued for $20,000 under a convertible note. The original note for $60,000 which is being paid in $10,000 increments which are converted to shares on a periodic basis. The note holders convert to shares at their discretion. There is no time table for repayment or conversion.

2,028,525 shares of stock were issued for short term loans totaling $98,150. Pursuant to the terms of the loan, if the loan can not be repaid within ten days, then shares are issued to the lender equal to the amount of the loan.

Additionally, 325,000 shares were paid to two individuals for shop rental valued at $13,000. This was expensed under the prototype materials and supplies.

Shareholders converted 21,363,305 Preferred shares into the Company's Common shares on a 1 for 1 basis.

PREFERRED STOCK
The Company's articles of incorporation authorize the issuance of up to 70,000,000 shares of serial A convertible preferred stock, with a par value of $.001. Series A convertible stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of series A convertible preferred stock for one shares of common stock at any time after the first anniversary of the original date of issuance. The series A convertible preferred stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s common stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of series A convertible preferred stock. In addition, so long as any share of series A convertible preferred stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional shares of series A convertible preferred stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The series A stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A shareholder of record shall have one vote for each Series A stock share outstanding

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FURNITURE AND EQUIPMENT

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the year ended December 31, 2005 and 2004 was $3700 and $3931, respectively.

Property and equipment consisted of the following at December 31, 2005:

Office and computer equipment	$33,388.00

Less accumulated depreciation	22,936.00

Furniture and equipment, net	$10,452.00

NOTE 7 - STOCK OPTIONS

There were no stock options granted nor was there any pro forma effect of the vesting of options granted in previous periods in the years ended December 31, 2005 and 2004.

NOTE 8 -INCOME TAXES

The Company has no net income tax provision or benefit in the periods ended December 31, 2005 and 2004. Prior to the merger transaction with HIS the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code. As an S-Corporation, items of income, loss, deductions and credits generated by the Company flow through directly to the stockholders and are included in the tax returns of the individual stockholders.

During the year ended December 31, 2005, the Company generated a tax benefit related to operating loss carryforwards of $2,685,047 which was equally offset by a valuation allowance.

The Company has cumulative net operating losses as of December 31, 2005 of approximately $6,395,888 that expire in 2008 through 2023.

At December 31, 2005, the Company had federal net operating loss carry forwards of approximately $6,395,888 that expire from 2013 to 2024 and state net operating loss carry forwards of approximately $6,620,000 that expire from 2005 to 2008. Substantially all of the deferred income tax asset of $2,756,000 relates to income tax benefits from net operating loss carry forwards. Because of the change of control issues under Section 382 of the Internal Revenue Code and the current uncertainty of realizing the benefits of the tax carryforward, an equal valuation allowance has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - MERGER TRANSACTION

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

NOTE 11 - LOSS PER SHARE

Outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2004 and 2005 because the effect of their inclusion would be antidilutive.

	2004			2005
			Per			Per
	Loss	Shares	share	Loss	Shares	share
Net (Loss)	$(3,630,414)			$(2,694,454)
Discontinued operations	0			0
Continuing Operations	$(3,630,414)			$(2,694,454)
Basic Loss Per Share
Loss available to common stockholders	$(3,630,414)	9,116,317	0.40	$(2,694,454)	39,375,134	0.07
Effect of dilutive securities	N/A			N/A
Diluted Loss Per Share	$(0.39)			$(0.07)

Warrants and options to purchase 107,497 and 107,497 shares of common stock were outstanding and excluded from the loss per share calculation at December 31, 2005 and 2005 respectively.

NOTE 12- LOSS PER SHARE

Outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2005 and 2004 because the effect of their inclusion would be antidilutive.

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INVESTMENTS

During the year ended December 31, 2004, the Company entered into a Stock Purchase Agreement to acquire 882,778 shares of Langley Park Investments Plc ("Langley"), a corporation organized under the laws of England and Wales which is admitted to trade on the London Stock Exchange ("LSE") as an investment trust. Pursuant to the Purchase Agreement, the Company sold 2,375,000 shares (post-split) of its common stock ("Company Stock") to Langley for a total purchase price of $1,781,250 based on the trading value of the Company’s shares delivered to Langley. The Company sold one half of its Langley holdings during the year ended December 31, 2004.

The Company currently classifies all investment securities as available-for -sale. These securities are presented at their estimated fair value. Unrealized gains and losses on such securities, net of the related income tax effect, are excluded from earnings and reported as a separate component of stockholders’ equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Investment in Langley and Kinetic securities consisted of the following at December 31, 2005:

		Cost		Gross Gains		Unrealized Losses		Impairment Write-down			Fair Value
Langley Kinetic	$ $	890,625 187,500	$ $	-- --	$ $	91,783 118,750	$ $	(784,718 (118,750	) )	$ $	14,124 68,750

During the quarter ended September 30, 2005, the Company determined that the decline in value of the Langley shares was other than temporary. They believed that it had the ability and intent to hold an investment indefinitely. However, there was no basis to determine a forecasted recovery of fair value up to (or beyond) the cost of the investment. Therefore, the Company wrote the carrying value down to the investment's quoted trading value at September 30, 2005.

Proceeds from sales of equity securities were $193,388 and gross realized (losses) gains were ($697,237) for the year ended December 31, 2004. The fair value at December 31, 2005 is determined based on the trading price of Langley and translated to U.S. dollars at the exchange rate on December 31, 2005.

The value on December 31, 2005 is determined based on the trading price of Langley and translated to U.S. dollars at the exchange rate on December 31, 2005.

During the year ended December 31, 2004, the Company invested in Kinetic Energy Systems, Inc. (“Kinetic”) by issuing 1,250,000 shares of its common stock for approximately 20% of Kinetic. The value of the investment was determined to $187,500 based on the trading price of the Company’s common stock at the time of the agreement. The Company intends to jointly develop and market complimentary technologies with Kinetic. The Company classifies its investment in Kinetic as available for sale and has carried its investment at cost. Kinetic is a private company and there is quoted market price for its securities. The Company has impaired the investment to reflect the trading price of IHDR common stock on December 31, 2005. The impaired value is $68,750. The reason for this impairment is because Kinetic’s stock is not considered to be a marketable security and therefore there is no way to accurately value their shares. The company added to its Gross Unrealized Losses account ($118,750). The Company owns 2,000,000 voting preferred shares of Kinetic Energy Systems, Inc. Kinetic has 10,000,000 preferred shares issued and outstanding and 1,000,000 common shares outstanding. The Company’s interest in Kinetic is approximately 18%. The Company exercises no management control and therefore, the cost method was used.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Craig A. Huffman, our Chief Executive Officer, and Lior Segal, our Chief Financial Officer, have evaluated our controls and procedures as of December 31, 2005. Each has concluded that our disclosure controls and procedures are appropriate and effective.

During the quarter ended December 31, 2005, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the discretion of the Board of Directors.

The following table sets forth the name, age, and position of each executive officer and director of the Company:

NAME	AGE	POSITION
Anthony Pecoraro	41	Chairman and Vice President of New Technology Development
Wade Kenyon	65	Director
Tony Council	49	Director
James A. Thomas	39	Director
Michael Scionti	37	Director
Craig Huffman	39	President/CEO
Lior Segal	35	Chief Financial Officer

Set forth below is certain biographical information, present occupation and business experience for the past five years of each director and executive officer of the Company. Directors hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors.

Anthony J. Pecoraro, age 41
Mr. Pecoraro was appointed as Chairman of the Board of Directors on January 18, 2006

Mr. Pecoraro is the Vice President and Founder of Regent Machine Products Inc. in 2005 where he completed the design phase of the EC V. Mr. Pecoraro currently serves as our Vice President of New Technology Development. He was heavily involved in the production and development of the IHDR EC III and IV models, and is the inventor of numerous systems improvement for the HydroCam/EC5. For the last 5 years, Mr. Pecoraro has served in a continuing technical support role for Internal Hydro International and its predecessor company. During such time he has held positions with other companies including Mega Power, Inc. as repair supervisor and research and development supervisor as well as other positions with that company. He also worked with Gulf Marine Repair as leaderman machine shop supervisor. Mr. Pecoraro is a U.S. Navy Veteran of 15 years where he was awarded 3 Navy achievement medals. Mr. Pecoraro brings with him a large degree of experience in the rotary equipment repair area, where he has worked on diesel, steam, nuclear, and gas turbine power plants. He previously headed industrial repair shops, machine shops, in place machine and repair, and R&D for various companies. Has over 27 years experience as a machinery repairman. Has held 100 plus certifications in and out of the military from calibration technician to 1st class (A class) journeyman machinist.

Wade Kenyon, age 65
Mr. Kenyon was appointed to the Board of Directors on January 2, 2004.

From 2000 to the present, Mr. Kenyon has been the Professional Sales Manager for Baring Industries, Inc., overseeing the activities of two other project management teams. From 1997 to 2000 he was with Johnson Lancaster as a Project Manager - where he solicited and managed high profile food service projects some of which include Universal Studios, Orlando, and Disney World, Orlando, along with University of North Carolina, Lenoir Hall in Greensboro, NC. From 1991 to 1997, he was president of Kenyon and Kenyon, Inc. - Food Facilities and Laundry Design and Consulting. From 1991 to 1997, he was with Sherman Robinson Associates, Atlanta. From 1990 to 1991 Judy Ford Stokes and Associates -Contracted Consultant - responsibilities included participation in design and project management of several major food service in the southeast and Washington, D.C. From 1985 to 1990, Mr. Kenyon worked with Greitzer, Inc., as Vice President -responsible for revamping the manufacturing processes, participating in the design and development of the product lines, reorganizing the sales and marketing efforts and personally closing sales.

He received his BA Degree University of South Florida - Majoring in Chemistry, Minor Zoology. Mr. Kenyon is the Co-founder of Internal Command Industries.

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued
Tony Council, age 49
Mr. Council was appointed to the Board of Directors on January 18, 2006.

From January 1991 to the present, Mr. Council has been the founder and President of TLC Engineering, Inc. where he oversees the daily management of engineering, inspection and administrative matters, including contracting, and bid processing for large scale engineering projects. Mr. Council is a Professional Engineer with over two decades of experience in the oil and gas arena. Mr. Council received a BS degree in mechanical engineering from North Carolina ANT State University in 1978. He currently holds a current license in Texas for Professional Engineer which he has held 1993. From 1992 - 2000 was a Senior Consulting Engineer and Project Manager with Mustang Engineering, Inc. of Houston, Texas, where he had a very successful and renowned career in charge of engineering design and project manager of assigned oil and gas projects.

James A. Thomas, age 39
Mr. Thomas was appointed to the Board of Directors on January 3, 2006.

Since 1997, Mr. Thomas has run a very successful legal practice in Tampa, Florida. Mr. Thomas received his BA in English from the University of South Florida (1992) and his JD from Stetson University College of Law (1996). Mr. Thomas is a veteran of the United States Marine Corps where he served as a sniper (1984 - 1988), after which he served as a Police Officer with the City of Tampa Police Department (1989-1993). Mr. Thomas is a founding partner of the predecessor company, Internal Command International in 2001, and since that time has served at the direction of the board and senior management in the areas of investor relations and special projects.

Michael Scionti, age 37
Mr. Scionti was appointed to the Board of Directors on January 3, 2006.

From 2000 to the present, Mr. Scionti has been a Captain in the United States Army Reserves, Judge Advocate General’s Corps (JAG); Member, United States Military Court of Criminal Appeals. Captain, United States Army, He volunteered for active duty and served with the Third Infantry Division; Served in Operation Enduring Freedom and Iraqi Freedom in support of our nation’s efforts to fight the global war on terrorism, participating in the initial invasion of Iraq with 3rd ID; Conducted damage assessments and consulted with Iraqi foreign nationals on cross-cultural awareness of humanitarian need for civilians in time of war; Was the responsible governing magistrate during the investigation of Abu Ghraib prisoner abuse; Decorated war veteran, receiving the Bronze Star for proven leadership and service during ground combat (2003 - 2004)

Mr. Scionti received his BS in 1990 from Florida State University and his JD from South Texas College of Law (1996); Recipient, American Jurisprudence Award for Torts and Langdell Scholar for Excellence Admitted to Practice in Florida (1996); Member, Florida Supreme Court; United States Supreme Court, United States Court of Appeal, Eleventh Circuit; United States District Court, Middle District of Florida

Mr. Scionti was formerly an Assistant Attorney General and Assistant State Attorney, State of Florida (1996 - 2005); he worked with various State and Federal law enforcement agencies in successfully prosecuting statewide white-collar corruption, and racketeer influenced criminal organizations (RICO) including in the areas of banking and securities fraud. Currently he is in private practice in Tampa, Florida where he specializes in business and civil litigation. Mr. Scionti is currently a Candidate, for the House of Representatives, District 58, State of Florida.

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued
Craig Huffman, age 39
Mr. Huffman was appointed President on January 2, 2004.

From 2001 through 2004, Mr. Huffman has been president and co-founder, Internal Command International, Tampa, Florida. He oversaw the development of the Energy Commander technology, all corporate operations, patent protection, and all other aspects of the corporate build up.

He is the author of the business plan for Internal Hydro, and the revenue stream plan.

In addition, from 1997 to the present, Mr. Huffman has been a solo practitioner: Craig A. Huffman, P.A. with his primary areas of practice being criminal law, civil tort practice, and appellate work. Mr. Huffman has tried over 50 jury trials, in both State and Federal Court; authored over 40 appeals.

Mr. Huffman holds a BA, University of Tampa, 1989. Mr. Huffman was President Student Political Organization, and a member Sigma Phi Epsilon. Mr. Huffman holds a Juris Doctor, cum laude (2nd in class) from Stetson University College of Law, 1997. he was a recipient Westns Corpus Juris Secundum Award for Torts and Civil Procedure. Mr. Huffman was an Army ROTC four year scholarship recipient as well as a Major, United States Army Reserve, 1989-Present; commissioned as a Field Artillery Officer presently the JAG Corps. Mr. Huffman has completed the following: United States Army Field Artillery Officer Basic Course; United States Army Judge Advocate Officers Basic Course, Judge Advocate Officers Advanced Course.

Mr. Huffman is a Deputy Sheriff in Hillsborough County Florida as an Enforcement Deputy from 1990-1995 Tampa Police Academy; Hillsborough County Sheriffns Office Academy; Sex Crimes Investigations: Hostage Negotiations; Kinesic Interviewing Techniques; Interviews and Interrogations.

Lior Segal, age 35
Mr. Segal was appointed Chief Financial Officer on May 1, 2006.

From March 16, 2006 to May 1, 2006, Mr. Segal was the treasurer of Internal Hydro. From August 2003 to the present, Mr. Segal also serves as the CFO of Sun Rayz Products Inc., a company engaged in the marketing and distribution of products containing the "FLA-USA" label. From August 2001 to August 2003, Mr. Segal served as a legal assistant for Lentz & Gengaro, P.A. From August 1998 to May 2001, Mr. Segal was the office manager for PlasTechs Engineering Group. Mr. Segal received a B.S. in Business Administration with a concentration in accounting from Montclair State University and is currently enrolled on a part time basis at Stetson University College of Law.

BOARD OF DIRECTORS

We currently do not have any committees. In the future, we may designate committees as necessary to conduct business. We believe this structure is adequate based on the size of our company. In the future. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation. No compensation has been paid to the Directors.

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

CODE OF ETHICS

The Company has adopted a Code of Ethics for its Principal Executive and Senior Financial Officers. A copy of which is attached hereto as Exhibit 14.1

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Annual Compensation	Long Term Compensation
Awards	Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($) ($)	Other Annual Compensation	Restricted Stock award(s) (shares)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation
Craig A. Huffman President and Director	2003 2004 2005	-0- $51,850 $15,875	-0- -0- -0-	-0- -0- -0-	-0- 145,000 141,237	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Lior Segal Chief Financial Officer	2003 2004 2005	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Securities Underlying Options / SARs Granted (#)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/sh)	Expiration Date	Grant Date Present Value ($)
Craig A. Huffman	0	0	0	N/A	N/A
Lior Segal	0	0	0	N/A	N/A

AGGREGATED OPTION/SAR EXERCISES IN
LAST FISCAL YEAR AND FOR YEAR END OPTIONS/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options / SARs At Fiscal Year- End (#) Exercisable / Unexercisable	Value of Unexercised In- The-Money Options/SARs At Fiscal Year- End ($) Exercisable / Unexercisable
Craig Huffman	-0-	-0-	-0-	-0-
Lior Segal	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENTS

On November 22, 2004, we entered into an Employment Agreement with Craig Huffman that ends on December 1, 2006, to act as our President and Chief Executive Officer. Mr. Huffman is paid a salary of $96,000 per year, with enumerated other incentives. The base salary is subject to a ten percent incremental increase annually. A copy of Mr. Huffman’s employment agreement is attached hereto as exhibit 10.1.

We do not have an employment agreement with Mr. Segal.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS; MANAGEMENT SHARE HOLDINGS

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The following table sets forth Common Stock ownership information as of the Record Date with respect to (i) each person known to us to be the beneficial owner of more than 5% of our issued and outstanding Common Stock and Preferred Stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the business address of each person listed is Internal Hydro International, Inc., 334 S. Hyde Park Ave., Tampa, Florida 33606

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT - continued

As of May 17, 2006, the Company had 83,848,773 common shares outstanding and 8,549,497 Preferred Shares Outstanding.

Title of class	Name and address of beneficial owner	Number of Shares of Stock	Percentage of Stock
Preferred Stock	Craig Huffman President and CEO 334 S. Hyde Park Ave., Tampa, FL 33606	0	0%
Preferred Stock	Lior Segal Chief Financial Officer 334 S. Hyde Park Ave., Tampa, FL 33606	0	0%
Preferred Stock	Anthony Pecoraro Director 334 S. Hyde Park Ave., Tampa, FL 33606	0	0%
Preferred Stock	James A. Thomas Director 334 S. Hyde Park Ave., Tampa, FL 33606	1,201,228	14%
Preferred Stock	Michael Scionti Director 334 S. Hyde Park Ave. Tampa, FL 33606	0	0%
Preferred Stock	Tony Council Director 334 S. Hyde Park Ave., Tampa, FL 33606	0	0%
Preferred Stock	Wade Kenyon Director 334 S. Hyde Park Ave., Tampa, FL 33606	0	0%
Preferred Stock	All Officers and Directors as a group (total of 7)	1,201,228	14%

Common Stock	Craig Huffman President and CEO 334 S. Hyde Park Ave., Tampa, FL 33606	7,042,887	8%
Common Stock	Lior Segal Chief Financial Officer 334 S. Hyde Park Ave., Tampa, FL 33606	0	0%
Common Stock	Anthony Pecororo Director 334 S. Hyde Park Ave., Tampa, FL 33606	7,400,000	8%
Commom Stock	James A. Thomas Director 334 S. Hyde Park Ave. Tampa, FL 33603	4,756,452	5%
Common Stock	Michael Scionti Director 334 S. Hyde Park Ave., Tampa, FL 33606	333,333	0.4%
Common Stock	Tony Council Director 334 S. Hyde Park Ave., Tampa, FL 33606	0	0%
Common Stock	Wade Kenyon Director 334 S. Hyde Park Ave. Tampa, FL 33606	797,319	1%
Common Stock	All Officers and Directors as a group (total of 8)	20,329,991	23%

Beneficial Owner of More Than 5% of Stock

Common Stock	Rainey Nelson 334 S. Hyde Park Ave. Tampa, FL 33606	7,457,580	8%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A) any of our directors or executive officers;

(B) any nominee for election as one of our directors;

(C) any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D) any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

The Company borrows funds from officers and stockholders from time to time

Two individuals named in Item 403 of Regulation S-B have advanced the company money for general and administrative expenses: Craig Huffman, President of our Company and James Thomas, Director of our Company.

In 2004, Mr. Huffman loaned the Company $4,000 on 7/16/04. In 2005, Mr. Huffman loaned the Company $1,000 on 3/11/05, $8,000 on 3/16/05, $18,000 on 3/18/05 and $15,000 on 8/4/05.

In 2004, Mr. Thomas loaned the company $15,000 on 6/29/04, and $10,000 on 7/1/04 for a total of $29,000 loaned in 2004. In 2005, Mr. Thomas loaned the Company $5,200 on 6/23/05, and $10,000 on 8/4/05. Mr. Thomas was repaid $1,000 on 3/21/05 and $2,000 on 11/18/05.

As of December 31, 2005, Mr. Huffman is owed a total of $46,000 and Mr. Thomas is owed a total of $37,200.

Currently, there have been no repayment terms specified for these loans, as such, the Company has classified the loans as a Current Liability.

In addition, our Company has entered into an a comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement on October 12, 2005 with Regent Machine Products, LLC. for the exclusive rights to the HydroCam/EC V technology which was developed by Regent Machine Products, LLC . Anthony Pecoraro, our new Chairman of the Board of Directors and VP of New Technology is the current Vice President and Co-Founder of Regent Machine Products, LLC. In addition, Mr. Pecoraro is married to Mary Pecoraro, the President and CoFounder of Regent Machine Products, LLC. who also serves as our Secretary.

ITEM 13. EXHIBITS

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description
3.1.1	Articles of Incorporation (1)
3.1.2	Amended Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Employment Agreement with Craig Huffman (F)
10.2	Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement (F)
14.1	Internal Hydro International Inc. Code of Ethics (F)
31.1
Certification of Chief Executive Officer of Internal Hydro International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Executive Officer of Internal Hydro International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Internal Hydro International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2	Certification of Chief Financial Officer of Internal Hydro International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

(1)	Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form 10SB dated March 1, 2000.
F Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Epstein, Weber & Conover, PLC billed us in the aggregate amount of $20,050 and $31,590 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the year ended December 31, 2005 and December 31, 2004, respectively.

AUDIT-RELATED FEES

Epstein, Weber & Conover, PLC. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company’s financial statements for the fiscal years ended December 31, 2005 and December 31, 2004.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2005 and December 31, 2004, Epstein, Weber & Conover, PLC did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2005 and December 31, 2004, we were not billed for professional services from any other accounting firm for information systems design or implementation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES  - continued
TAX FEES

Epstein, Weber & Conover, PLC, L.L.P. billed us in the aggregate amount of $2,800 for professional services rendered for tax related services for the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2005.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2005 by Epstein, Weber & Conover, PLC is compatible with maintaining Epstein, Weber & Conover, PLC.’s independence.

AUDITOR'S TIME ON TASK

All of the work expended by Epstein, Weber & Conover, PLC on our December 31, 2005 audit was attributed to work performed by Epstein, Weber & Conover, PLC’s full-time, permanent employees.

CERTIFICATION

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Tampa, Florida, on May 18, 2006.

INTERNAL HYDRO INTERNATIONAL, INC.

By: /s/ Craig A. Huffman     Date: May 18, 2006.
  Craig A. Huffman
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: May 18, 2006.

By: /s/ Craig A. Huffman
Craig A. Huffman, Director and Chief Executive Officer

Date: May 18, 2006.

By: /s/ Lior Segal
Lior Segal, Chief Financial Officer