Form 10KSB/A
period 2005-12-31
INTERNAL HYDRO INTERNATIONAL INC
filed 2006-05-22
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

The purpose of this Amendment is to replace the Statement of Stockholder’s Deficit
Financial Statement and Cash Flow Statement as well as the Comparison of Year Ended
December 31, 2005 to Year Ended December 31, 2004 section in the Management
Discussion and Analysis or Plan of Operations.

Except as described above, no other changes have been made to the Report. This
Amendment does not update any other disclosures to reflect developments since the original date of the filing.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

Revenues were $0 in both 2004 and 2005. The $817,210 decrease in the net loss to $2,813,204 for the year ended December 31, 2005 from $3,630,414 for the year ended December 31, 2004 is due to a few factors. One key factor was the one time loss on sale of securities of $697,237 incurred in the year ended December 31, 2004. Selling, general & administrative expenses decreased by $1,219,153 to $1,453,248 for the year ended December 31, 2005 from $2,672,401 for the year ended December 31, 2004 primarily due to a decrease in the issuance of common and preferred stock for services. However, research & development costs increased by $201,281 to $417,257 for the year ended December 31, 2005 from $215,976 for the year ended December 31, 2004. Research & development costs increased as the company worked to meet a key goal which was the refinement of the technology to prove the large scale of the power potential of the EC technology.

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

See accompanying notes to unaudited financial statements

INTERNAL HYDRO INTERNATIONAL INC

STATEMENT OF CASH FLOWS

For the years ended December 31, 2005 and 2004

			Accumulated from
			Date of Inception
	For the year ended	For the year ended	through
	December 30, 2004	December 31, 2005	December 31, 2005

OPERATING ACTIVITIES
Net Loss	$(3,630,414)	$(2,813,204)	$(6,524,044)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation expense	3,931	3,700	7,631
Issuance of common and preferred stock for services performed	2,243,569	1,232,568	3,476,137
Issuance of common stock for Regent		296,000	296,000
Loss on sale of securites	697,237	-	697,237
Permanent Impairment of marketable securities		903,468	903,468
Changes in assets and liabilities
Stock subscription receivable	(2,500)	2,500	-
Stock Loan receivable		7,000	7,000
Contingent payroll liability		37,987	37,987

(Decrease) Increase in accounts payable and accrued liabilities	40,931	38,048	78,979

Cash used by operating activities	$(647,246)	$(291,933)	$(1,019,605)

INVESTING ACTIVITIES
Purchase of fixed assets	$(16,003)	$-	$(16,003)
Cash on proceeds on sale of marketable securities	193,388	-	193,388
Employee advances	(7,000)	-	(7,000)

Cash provided by investing activities	$170,385	$-	$170,385

FINANCING ACTIVITIES
Net proceeds from shareholder advances	414,527	254,482	749,820

Cash provided by financing activities	$414,527	$254,482	$749,820

INCREASE IN CASH AND CASH EQUIVILENTS	$(62,334)	$(37,451)	$(99,400)

CASH AND CASH EQUIVILENTS, beginning of year	385	38,051	$38,436

CASH AND CASH EQUIVILENTS, end of year	$(61,949)	$600	$(60,964)

See accompanying notes to unaudited financial statements

INTERNAL HYDRO INTERNATIONAL INC
December 31, 2005

STATEMENTS OF STOCKHOLDERS' DEFICIT

						Accumulated
	Common Stock		Preferred stock		Paid-in	Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Loss	Deficit	Total

BALANCE January 21, 2003	7,647,025	$7,647	27,500,000	$27,500	$45,664	$-	$-	$80,811

Net loss							(80,426)	(80,426)

BALANCE DECEMBER 31, 2003	7,647,025	7,647	27,500,000	27,500	45,664		(80,426)	$385

Recapitalization for reverse merger	-	-	1,250,000	1,250	(1,035,012)			(1,033,762)

Shares issued for services	5,099,602	5,100			2,238,470			2,243,569

Debt converted to common stock	1,627,250	1,627			486,864			488,491

Conversion of preferred to common	219,250	219	(219,250)	(219)

Value of warrants and beneficial conversion feature					60,000			60,000

Issued for investment in marketable securities	2,375,000	2,375			1,778,875			1,781,250

Issued for Kinetic agreeement	1,250,000	1,250			186,250			187,500

Net loss							(3,630,414)	(3,630,414)
Unrealized loss on marketable securities						(771,362)		(771,362)
Total Comprehensive Loss								(4,401,776)

BALANCE DECEMBER 31, 2004	18,218,127	18,218	28,530,750	28,531	3,761,111	(771,362)	(3,710,840)	$(674,342)

Shares issued for services	14,193,398	14,193			1,218,374			1,232,567

Debt converted to common stock	2,595,915	2,596			127,154			129,750

Conversion of preferred to common	21,363,305	21,363	(21,363,305)	(21,363)

Value of warrants and beneficial conversion feature					-			-

Issued for Regent Contract	7,400,000	7,400			288,600			296,000

Net loss							(2,813,204)	(2,813,204)
Unrealized loss on marketable securities						(223,889)		(223,889)
Permanent Impairment of marketable securities						903,468		903,468
Total Comprehensive Loss								(2,133,625)

BALANCE DECEMBER 31, 2005	63,770,745	$63,771	7,167,445	$7,168	$5,395,239	$(91,783)	$(6,524,044)	$(1,149,650)

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

ITEM 13. EXHIBITS

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description
3.1.1	Articles of Incorporation (1)
3.1.2	Amended Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Employment Agreement with Craig Huffman (2)
10.2	Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement (2)
14.1	Internal Hydro International Inc. Code of Ethics (2)
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

32.1	Certification of Chief Executive Officer of Internal Hydro International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2	Certification of Chief Financial Officer of Internal Hydro International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

(1)	Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form 10SB dated March 1, 2000.
(2)	Incorporated by reference to the Exhibits to the Form 10KSB filed by the Registrant on May 19, 2006.

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

INTERNAL HYDRO INTERNATIONAL, INC.

By: /s/ Craig A. Huffman     Date: May 19, 2006.
  Craig A. Huffman
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: May 19, 2006.

By: /s/ Craig A. Huffman
Craig A. Huffman, Director and Chief Executive Officer

Date: May 19, 2006.

By: /s/ Lior Segal
Lior Segal, Chief Financial Officer