Form 10QSB
period 2006-03-31
INTERNAL HYDRO INTERNATIONAL INC
filed 2006-05-25
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from _______________ to _________________

000-29743
(Commission file number)

INTERNAL HYDRO INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Florida	88-0409143
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

334 S. HYDE PARK AVE., TAMPA, FLORIDA 33606
 (Address of principal executive offices) (Zip Code)

813-286-7144
(Issuer's telephone number)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

The number of shares outstanding of common stock as of May 1, 2006 is shown below:

There is a limited trading market for the registrant's Common Stock. There were 81,285,498 shares of Common Stock, and 5,049,445 shares of preferred stock issued and outstanding as of March 31, 2006.

Documents Incorporated by Reference: None

INTERNAL HYDRO INTERNATIONAL INC.
INDEX TO THE FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

INTERNAL HYDRO INTERNATIONAL INC.

BALANCE SHEET

As of March 31, 2006

ASSETS

CURRENT ASSETS
Cash and equivalents	$93,797
Security Deposit	2,500
96,297
PROPERTY & EQUIPMENT
Computers & Equipment
(net of accumulated depreciation)	10,137

OTHER ASSETS

Investment - Langley Park	14,124
Investment - Kinetic Energy	68,750
82,874

$189,308

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,003
Contingent Payroll Tax	97,627
Accrued Liabilities	60,948
Due to shareholder	77,500
Notes Payable	4,900
252,978
OTHER LIABILITIES
Debt under professional management (Note 4)	906,879
Total Liabilities	1,159,857

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 70,000,000 shares authorized
5,049,445 shares issued and outstanding	5,049
Common stock, $.001 par value,200,000,000 shares authorized
81,146,831 shares issued and outstanding	81,147
Additional paid-in capital	7,111,504
Unrealized gain on Investment	(83,786)
Deficit accumulated during Development Stage	(8,084,463)
Total Stockholders' Equity	(970,549)

$189,308

See accompanying notes to unaudited financial statements

INTERNAL HYDRO INTERNATIONAL INC.

STATEMENT OF OPERATIONS

For the quarters ended March 31, 2006 and 2005

			Date of Inception
	3 Months Ended	3 Months Ended	through
	March 31, 2006	March 31, 2005	March 31, 2006

NET SALES	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	1,529,683	476,754	5,703,058
RESEARCH & DEVELOPMENT	86,644	65,137	752,577

LOSS FROM OPERATIONS	1,616,327	541,891	6,455,635
LOSS ON SALE OF SECURITIES	-	-	697,237
PERMANENT IMPAIRMENT WRITEDOWN ON
MARKETABLE SECURITIES	7,996	-	911,464
OTHER INCOME	(65,000)		(65,000)
INTEREST EXPENSE	1,096	16,800	85,127

NET LOSS	$1,560,419	$558,691	$8,084,463

BASIC NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)

DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	70,154,950	26,751,149
See accompanying notes to unaudited financial statements

INTERNAL HYDRO INTERNATIONAL INC.

STATEMENT OF CASH FLOWS

For the quarters ended March 31, 2006 and 2005

			Accumulated from
			Date of Inception
	For the period ended	For the period ended	through
	March 31, 2005	March 31, 2006	March 31, 2006

OPERATING ACTIVITIES
Net Loss	$(558,691)	$(1,560,419)	$(8,084,463)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation expense	925	980	$8,611
Rent Deposit	-	(2,500)	$(2,500)
Issuance of common and preferred stock for services performed	451,605	1,368,347	$4,844,484
Issuance of common stock for Regent	-	-	$296,000
Other Income from cancellation of common stock		- 65,000	$(65,000)
Loss on sale of securities	-	-	$697,237
Permanent Impairment of marketable securities	-	7,996	$911,464
Changes in assets and liabilities
Stock subscription receivable	2,500	-	$-
Stock Loan receivable	-	-	$7,000
Contingent payroll liability	-	59,639	$97,626
(Decrease) Increase in accounts payable and accrued liabilities	20,005	(4,931)	$74,048

Cash used by operating activities	$(83,656)	$(195,888)	$(1,215,493)

INVESTING ACTIVITIES
Purchase of equipment	$-	$(665)	$(16,668)
Cash on proceeds on sale of marketable securities	-	-	$193,388
Employee advances	-	-	$(7,000)

Cash provided used in investing activities	$-	$(665)	$169,720

FINANCING ACTIVITIES
Proceeds from shareholder advances	$47,200	$289,750	$1,139,570

Cash provided by financing activities	$47,200	$289,750	$1,139,570

INCREASE IN CASH AND CASH EQUIVALENTS	$(36,456)	$93,197	$93,797

CASH AND CASH EQUIVALENTS, beginning of period	38,051	600	-

CASH AND CASH EQUIVALENTS, end of period	$1,595	$93,797	$93,797

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for debt conversion		$377,950

See accompanying notes to unaudited financial statements

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at March 31, 2006.

Revenue

There was no revenue generated in the quarter ended March 31, 2006.

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

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2006, there were no stock options and 107,497 warrants outstanding.

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarter ended March 31, 2006.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company borrows funds from officers and shareholders from time to time to cover operating expenses and certain accounts payable. As of March 31, 2006, the balance of these loans was $77,500. Currently, there has been no repayment terms specified for the shareholders loans; therefore, the Company has classified the loans as a current liability. These are non-interest bearing loans.

In addition, our Company has entered into an a comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement on October 12, 2005 with Regent Machine Products, LLC. for the exclusive rights to the HydroCam/EC V technology which was developed by Regent Machine Products, LLC . Anthony Pecoraro, our new Chairman of the Board of Directors and VP of New Technology is the current Vice President and Co-Founder of Regent Machine Products, LLC. In addition, Mr. Pecoraro is married to Mary Pecoraro, the President and Co-Founder of Regent Machine Products, LLC. who also serves as our Secretary. Mr. Pecoraro was appointed as Chairman of the Board of Directors on January 18, 2006. Mr. Pecoraro was not affiliated with the Company at the time the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement was signed although Mary Pecoraro was Secretary of the Company at that time. The total consideration for the Regent Contract was 7,400,000 restricted shares and $150,000, of which five payments of $8,333 for a total of $41,665 out of a total of 18 payments were expensed in the quarter ended March 31, 2006.

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

The Company has valued the beneficial conversion feature of this Note Payable at $60,000. This amount was charged as a discount to the note and amortized to interest expense over a one year period. The Note has a balance of $4,900.

During the quarter ended March 31, 2006, the Lender exercised their right to convert a portion of the amount due to common stock. A total of $50,227 has been converted into 928,679 common shares including accrued interest.

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

During the year ended December 31, 2002, the Company placed 2,813,180 shares of its common stock in an escrow account. These shares are contingently issuable as they are to be issued to creditors as part of a plan to negotiate Company obligations through an intermediary. The Company is attempting to settle obligations by negotiating with creditors to take Company common stock as payment for the obligations. During the year ended December 31, 2002, the Company had not issued any of these shares to creditors. During the year ended December 31, 2003, the Company negotiated a settlement in which 249,905 shares of common stock were issued out of escrow to settle a creditor obligation that had an original balance of $65,000. The settlement was recorded at the trading value of the shares on the date of settlement. That value was $299,866. The result was an additional expense of $234,866 charged to operations for the year ended December 31, 2003. During the quarter ended March 31, 2006, the Company did not issue any of these escrow shares to creditors.

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

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

NOTE 4 - STOCKHOLDERS' DEFICIENCY - continued

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

Internal Hydro International was approached with the investment by the Langley, at a time where the 2 year lock up of the shares to be issued was voted on by the Board of Directors as being acceptable for purposes of investment given the stock price and discount proposed by Langley. Given that the escrowed shares which would be held by Langley of IHDR’s shares in the fund, these were accounted for in the analysis and date on December 31, 2004, as being accounted for as if they would eventually be sold at the two year mark for the investment holding period. At the time of the investment and at the time of the accounting determination, it was believed by the Company’s management that the Company would meet the criteria as set forth in the Langley agreement which would allow the sale of the remaining shares in the fund. The Company has recorded an additional unrealized loss of $83,786 on this investment as of March 31, 2006 due to this provision. The additional write down was calculated on the basis of the quoted value of the Langley shares less the pro-rata value of shares that would be returned to Langley based on the trading value of the Company's common stock at March 31, 2006.
NOTE 5 - COMMON AND PREFERRED STOCK

COMMON STOCK
The Company’s articles of incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001.

The Company issues its common stock from time to time to compensate employees and consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant. For the quarter ended March 31, 2006, a total of 9,490,758 shares were issued to 15 individuals as payment for services totaling $1,348,347.

During the quarter ended March 31, 2006, the Company cancelled 1,000,000 common shares as part of a legal settlement.

During the quarter ended March 31, 2006, shareholders converted 2,117,948 Preferred shares into the Company's Common shares on a 1 for 1 basis.

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

NOTE 5 - COMMON AND PREFERRED STOCK - continued

PREFERRED STOCK
The Company's articles of incorporation authorize the issuance of up to 70,000,000 shares of serial A convertible preferred stock, with a par value of $.001. Series A convertible stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of series A convertiblepreferred stock for one shares of common stock at any time after the first anniversary of the original date of issuance. The series A convertible preferred stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s common stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of series A convertible preferred stock. In addition, so long as any share of series A convertible preferred stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional shares of series A convertible preferred stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The series A stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A shareholder of record shall have one vote for each Series A stock share outstanding

NOTE 6 - FURNITURE AND EQUIPMENT

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years.
Depreciation expense for the quarters ended March 31, 2006 and 2005 was $980 and $925 respectively.

Property and equipment consisted of the following at March 31, 2006:

Office and computer equipment	$34,053

Less accumulated depreciation	23,916

Furniture and equipment, net	$10,137

NOTE 7 - STOCK OPTIONS

There were no stock options granted nor was there any pro forma effect of the vesting of options granted in previous periods in the quarter ended March 31, 2006.

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

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

Warrants and options to purchase 107,497 shares of common stock were outstanding and excluded from the loss per share calculation at December 31, 2005.

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

Investment in Langley and Kinetic securities consisted of the following at March 31, 2006:

		Cost	Gross Gains		Unrealized Losses		Impairment Write-down			Fair Value
Langley Kinetic	$ $	890,625 187,500	--- ----	$ $	83,789 --	$ $	(792,714 (118,750	) )	$ $	14,124 68,750

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

The value on March 31, 2006 is determined based on the trading price of Langley and translated to U.S. dollars at the exchange rate on March 31, 2005.

INTERNAL HYDRO INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

NOTE 11 - INVESTMENTS - continued

During the year ended December 31, 2004, the Company invested in Kinetic Energy Systems, Inc. (“Kinetic”) by issuing 1,250,000 shares of its common stock for approximately 20% of Kinetic. The value of the investment was determined to $187,500 based on the trading price of the Company’s common stock at the time of the agreement. The Company intends to jointly develop and market complimentary technologies with Kinetic. The Company classifies its investment in Kinetic as available for sale and has carried its investment at cost. Kinetic is a private company and there is no quoted market price for its securities. The company recorded an impairment on the investment in the year ended December 31, 2005. The impaired value is $68,750. The impairment was based on management’s estimate of value considering the financial position and cash flows of kinetic. The company recorded the $118,750 impairment as a charge in the accompanying statement of operations for the year ended December 31, 2005. The Company owns 2,000,000 voting preferred shares of Kinetic Energy Systems, Inc. Kinetic has 10,000,000 preferred shares issued and outstanding and 1,000,000 common shares outstanding. The Company’s interest in Kinetic is approximately 18%. The Company exercises no management control and therefore, the cost method was used.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

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

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

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

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

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

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

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

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

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

As of April 15, 2006, we have not received the initial payment for the ten-unit order and ETIG, which had renamed itself McGregor Energy, Inc. We had previously requested a thirty (30) day extension for the payment of the initial ten units. The extension was granted. This contract was subsequently noticed by IHDR to be in default, with no answer being given by ETIG. We have determined that there was no operable or available source of recourse due to the lack of any financial resources or assets of ETIG, which became defunct in early 2005.

NEW IMPACT

On November 2, 2004, IHDR and New Impact, LLC, a private Arizona based Company, entered into a contract for the purchase of energy units from IHDR, with rights for distribution and use of IHDR's technology. The initial phase of the contract calls for supplying ten units at a purchase price of $500,000 for use in New Impact's water treatment facilities and other areas in the Southwest. This contract has not been funded to date; however, in March 2005, this contract was absorbed by the later agreement with Triton Technologies of Reston Virginia, to be the marketing and sales arm of IHDR when IHDR is in a nit production ability.

RESULTS OF OPERATIONS

Our first goal was the refinement of the technology to prove the large scale of the power potential of the Energy Commander ("EC") technology. This entailed the design and engineering of a new style of unit on a much larger scale. It required the acquisition of materials, fabrication of unique machined parts; the manufacture and design of a valve system extremely unique; the assembly of the unit; and the testing of the unit under pressure simulation. This work resulted in the final production of a unit in late August, 2004 (the Energy Commander IV - A Model). The EC IV (A) was a four cylinder unit, designed for a four inch feed of water at 65 p.s.i. The EC IV (A) was shown to produce energy via its 25 kilowatt generator, successfully under real world conditions. With the successful completion of the EC IV (A) we proceeded to design a smaller sized unit which would produce even more power. The planning and design of the variant model EC IV (B) has now begun. The EC IV (B) will be an eight cylinder unit 50% the size of the (A) model producing 30 kilowatts at 55 p.s.i.

IHDR is focused on the new prototype design for the EC V, which is an alternate design from the EC IV in line system. The EC V will be smaller, as powerful, and easier to manufacture than the EC IV system. The new design of the EC IV uses new parts, a new engineering firm, new plans and new equipment to make it smaller and standardized for mass production. The EC V developmental prototype is showing itself to be a fifth of the size of the EC IV, for the same power output and is projected to be displayed, or deployed in the field early in 2003. The new EC V prototype is a twelve cylinder radial system working from the same 65 p.s.i. flow placed into use through 12 cylinder "slices" with the usual set of four slices to produce the standard 30 Kw per unit. Each unit uses from 1200 to 1500 gallons per minute of flow. From this system the cylinders work on a common cam or shaft which is a unique new technology which produces the mechanical force to run a generator. The inlet and outlet of the system works through a common shaft system around the device to a common generator.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 TO THREE MONTHS ENDED MARCH 31, 2005.

Revenue for the three months ended March 31, 2006 and 2005 was $-0-.

General and administrative expenses for the three months ended March 31, 2006 of $1,464,683 increased by $987,929 company to the general and administrative expenses for the three months ended March 31, 2005 which were $476,754. In the last half of 2004, the management of IHDR developed a plan for addressing their liquidity issues. This plan included minimizing or reducing selling, general and administrative expenses to the maximum extent possible.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $ 1,560,419 for the quarter ended March 31, 2006 related primarily to stock issuances to consultants and an increase in accounts payable and accrued liabilities. We intend to continue development of the Energy Commander systems but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.

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

OUTLOOK FOR 2006

During the next twelve months, IHDR's technology is targeted to be produced and field tested. At that point, IHDR will be entering into the is full production phase of its business plan, with revenues being produced, and further, an implementation of the new management structure for roll out in the global energy market. With the contractual arrangement with Cm2, IHDR has now partnered with a ready and able partner for production, and implementation of the Energy Commander systems in Europe. Given the vast experience and ongoing operations of Cm2 in the energy market, IHDR will have significant production ability for the EC units. IHDR forecasts that the final stage units will be made with Cm2, and other domestic resources for final stage production hopefully by the first half of 2006. IHDR will implement the new radial system of low impact hydro with Cm2, for production in the latter part of 2006, and for production of the initial 10 units of the system for field testing IHDR will also be implementing the portion of its business plan which for new personnel to take over certain management positions, and the creation of new positions in order to get ready for direct market participation in the alternative energy sector, and for the expansion of the company beyond the start up phase and into the global and domestic alternative energy market. Included in this plan is the implementation of new management with energy experience, and new board membership. IHDR met this goal with the implementation of a new board of directors in January, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

UNCERTAINTIES

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

	March 31, 2006	Date of Inception Through December 31, 2003
Net Income (loss)	(1,560,419)	(8,084,463)

The Company's continuing negative operating results have produced a working capital deficit accumulated during Development Stage of $ 8,084,463 as of March 31, 2006. The above factors represent continue to raise doubt about the Company's ability to fully establish itself as a going concern.

Development Stage Company
The Company is in the development stage. There is no assurance that the Company's activities will be profitable. The likelihood of the success of the Company must also be considered in light of the problems, expenses, difficulties, complications, delays and all of the inherent risks frequently encountered in the formation and operation of a relatively new business.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

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

Costs of Conducting Business
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

Technological Change
The Company expects that many new technologies and products will be introduced over the next several years. The Company's success will depend, among other things, on its ability to develop and maintain a competitive position technologically. There can be no assurance that the Company will have access to subsequently developed technology by other persons. Technological advances by a competitor may result in the Company's present or future products becoming non-competitive or obsolete. The Company cannot be assured that competitors will not develop functionally similar or superior products, which event could have an adverse effect on the Company's business.

Contracts
There can be no assurance that the Company will be able to obtain sufficient and suitable contracts for its business plan.

Fluctuations in Operating Results
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

OFF BALANCE SHEET ARRANGEMENTS.

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended March 31, 2006, the Company did not engage in any off balance sheet transactions.

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

Craig A. Huffman, our Chief Executive Officer, and Lior Segal, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the end of the period covered by this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, and 5 are omitted.

Item 1. Legal Proceedings

As of the date hereof, Internal Hydro is a party to a lawsuit titled Internal Hydro International v. Raymond Breland and Breland and Associates. This lawsuit involves the attempt by Mr. Breland and his company to convert IHDR shares to his own use. The shares were originally issued to Mr. Breland in order for him to secure financing for Internal Hydro, however, Mr. Breland failed to perform, but nonetheless tried to convert the shares and sell them for his own profit. The lawsuit was filed in the Thirteenth Judicial Circuit in and for Hillsborough County Florida and currently there is an injunction issued by the Judge which effectively freezes the shares and allows no one to trade them. Internal Hydro believes that it has a high probability of success in this lawsuit, and the Judge agreed and granted their request for an immediate injunction. No lawsuits are known to be contemplated against Internal Hydro.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our quarter ended March 31, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

A total of 9,490,683 shares were issued to 13 employees and outside consultants for a recognized compensation expense of $1,348,347. A total of 5,716,455 shares were issued for loans to the company for a total loan value of $378,177.

During the period January 1, 2006 to March 31, 2006 shareholders converted 2,117,948 Preferred shares into the Company’s Common shares on a 1 for 1 basis.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits

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

INTERNAL HYDRO INTERNATIONAL INC.

By: /s/ CRAIG A. HUFFMAN Craig A. Huffman CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Title Date /s/ CRAIG A. HUFFMAN Craig A. Huffman, Chief Executive Officer May 22, 2006