Form 10QSB
period 2006-06-30
INTERNAL HYDRO INTERNATIONAL INC
filed 2006-08-14
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2006

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
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

813-944-3185
(Issuer's telephone number)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of common stock as of June 30, 2006 is shown below:

There is a limited trading market for the registrant's Common Stock, there were 102,907,510shares of Common Stock, and 2,342,081shares of preferred stock issued and outstanding as of June 30, 2006.

Documents Incorporated by Reference: None

INTERNAL HYDRO INTERNATIONAL, INC.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
for the three months and six months ended June 30, 2006 and 2005

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

INTERNAL HYDRO INTERNATIONAL INC
BALANCE SHEET
(A Development Stage Company)

As of June 30, 2006

ASSETS

CURRENT ASSETS
Cash and equivalents	$621
Security Deposit	2,500
3,121
PROPERTY & EQUIPMENT
Computers & Equipment
(net of accumulated depreciation)	9,156

OTHER ASSETS

Investment - Langley Park	14,124
Investment - Kinetic Energy	68,750
Prepaid Rent	8,025
Licensing Fee	100,000
190,899

$203,176

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$70,935
Contingent Payroll Tax	248,659
Accrued Liabilities	145,212
Due to shareholder	22,000
486,806
OTHER LIABILITIES
Debt under professional management (Note 4)	906,879
Total Liabilities	1,393,685

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 70,000,000 shares authorized
2,342,081 shares issued and outstanding	2,342
Common stock, $.001 par value,200,000,000 shares authorized
102,907,510 shares issued and outstanding	102,907
Additional paid-in capital	11,219,051
Unrealized loss on Investment	(83,786)
Deficit accumulated during Development Stage	(12,431,023)
Total Stockholders' Equity	(1,190,509)

$203,176

See accompanying notes to unaudited financial statements which are an integral part of these financial statements

INTERNAL HYDRO INTERNATIONAL INC.
STATEMENT OF OPERATIONS
(A Development Stage Company)
For the quarters ended June 30, 2006 and 2005

					Date of Inception
	3 MonthsEnded	3 Months Ended	6 Months Ended	6 Months Ended	through
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

NET SALES	$-	$-			$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	3,779,386	502,294	5,309,069	1,002,250	9,482,444
RESEARCH & DEVELOPMENT	557,074	26,419	643,718	85,154	1,309,651

LOSS FROM OPERATIONS	4,336,460	528,713	5,952,787	1,087,404	10,792,095
LOSS ON SALE OF SECURITIES	-	-	-	-	697,237
PERMANENT IMPAIRMENT WRITEDOWN ON
MARKETABLE SECURITIES	-	-	7,996	-	911,464
OTHER INCOME			(65,000)		(65,000)
INTEREST EXPENSE	10,100		11,196		95,227

NET LOSS	$4,346,560	$528,713	$5,906,979	$1,087,404	$12,431,023

BASIC NET LOSS PER COMMON SHARE	$(0.06)	$(0.01)	$(0.08)	$(0.03)

DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.01)	$(0.08)	$(0.03)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	77,906,902	44,174,424	73,942,857	34,016,070

See accompanying notes to unaudited financial statements which are an integral part of these financial statements

INTERNAL HYDRO INTERNATIONAL INC.
STATEMENT OF CASH FLOWS
(A Development Stage Company)
For the quarters ended June 30, 2006 and 2005

			Accumulated from
			Date of Inception
	For the period ended	For the period ended	through
	June 30, 2005	June 30, 2005	June 30, 2006

OPERATING ACTIVITIES
Net Loss	$(4,346,560)	$(1,087,404)	$(12,431,023)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation expense	980	1,850	$9,591
Rent Deposit	(2,500)		$(2,500)
Issuance of common and preferred stock for services performed	3,304,801	855,988	$8,126,885
Issuance of common stock for Regent	450,000	-	$746,000
Prepaid Rent	(8,025)		$(8,025)
Amortization of Debt Discount		15,000	$15,000
Other Income from cancellation of common stock	-		$(65,000)
Loss on sale of securities	-	-	$697,237
Permanent Impairment of marketable securities			$911,464
Changes in assets and liabilities
Stock Loan receivable	-	-	$7,000
Contingent payroll liability	151,032		$248,658
(Decrease) Increase in accounts payable and accrued liabilities	143,196	78,991	$217,244

Cash used by operating activities	$(307,076)	$(135,575)	$(1,527,469)

INVESTING ACTIVITIES
Purchase of equipment	$-	$(64)	$(16,668)
Cash on proceeds on sale of marketable securities	-	-	$193,388
Employee advances	-	-	$(7,000)

Cash provided used in investing activities	$-	$(64)	$169,720

FINANCING ACTIVITIES
Decrease in Notes Payables	(4,900)		$(60,000)
Decrease in Shareholder loans	(55,000)		$(55,000)
Proceeds from shareholder advances	$273,800	$335,000	$1,413,370
Proceeds from notes payables	$-	$60,000	$60,000

Cash provided by financing activities	$213,900	$395,000	$1,358,370

INCREASE IN CASH AND CASH EQUIVALENTS	$(93,176)	$11,652	$621

CASH AND CASH EQUIVALENTS, beginning of period	93,797	-	-

CASH AND CASH EQUIVALENTS, end of period	$621	$11,652	$621

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for debt conversion		$311,500

See accompanying notes to unaudited financial statements which are an integral part of these financial statements

INTERNAL HYDRO INTERNATIONAL INC.

FOOTNOTES TO THE FORM 10-QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIGICANT ACCOUNTING POLICIES

Background and Nature of Business

INTERNAL HYDRO INTERNATIONAL, INC., a Development Stage Company, (formerly Internal Command International (“ICI”)) was incorporated under the laws of the State of Florida on January 21, 2003 (the “Company”).

On January 2, 2004 the Company entered into a merger agreement with Home Services International, Inc. (“HSI”). HSI issued 27,500,000 shares of its Series A Preferred stock. The Company is a development stage enterprise. The Company intends to manufacture and distribute its alternative energy products that use water pressure flow to generate electricity. In connection with this acquisition, the company was re-named “Internal Hydro International, Inc.”

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

Development Stage Enterprise

The Company is considered a Development Stage Enterprise in that principal operations have not commenced and principal operations have not generated any revenue. During the development stage, the Company devotes most of its activities toward establishing business and raising capital.

INTERNAL HYDRO INTERNATIONAL INC.

FOOTNOTES TO THE FORM 10-QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2006

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

INTERNAL HYDRO INTERNATIONAL INC.

FOOTNOTES TO THE FORM 10-QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2006

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarter ended June 30, 2006.

Interim Financial Statement

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the respective full years.

A summary of the Company’s significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company’s audited financial statements included in Form 10-KSB for the years ended December 31, 2005 and 2004. Accordingly, the Company’s audited financial statements should be read in connection with these financial statements.

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the methodused on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on its financial position or results of operations.

INTERNAL HYDRO INTERNATIONAL INC.

FOOTNOTES TO THE FORM 10-QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2006

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

NOTE 2 - RELATED PARTY TRANSACTIONS

As of June 30, 2006, the Company has received loans totaling $273,800 from officers and shareholders to cover operating expenses and certain accounts payable. Currently, there are no repayment terms specified for the shareholders loans; therefore, the Company has classified the loans as a current liability. These are non-interest bearing loans.

In addition, we entered into a comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement on October 12, 2005 with Regent Machine Products, LLC for the exclusive rights to the HydroCam/EC V technology which was developed by Regent Machine Products, LLC. Anthony Pecoraro, our Chairman of the Board and VP of New Technology, is the current Vice President and Co-Founder of Regent Machine Products, LLC. In addition, Mr. Pecoraro is married to Mary Pecoraro, the President and Co-Founder of Regent Machine Products, LLC who also serves as our Secretary. Mr. Pecoraro was appointed as Chairman of the Board of Directors on January 18, 2006. Mr. Pecoraro was not affiliated with the Company at the time the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement was signed, however Mary Pecoraro was Secretary of the Company at that time.

NOTE 3 - STOCKHOLDERS' DEFICIENCY

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

On October 12, 2005, 7,400,000 shares were issued for the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement with Regent Machine Products, LLC. Additionally, in the quarter ended June 30, 2006, 2,500,000 shares were issued under this agreement. A total of 9,900,000 shares have been issued under this agreement.

INTERNAL HYDRO INTERNATIONAL INC.

FOOTNOTES TO THE FORM 10-QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2006

NOTE 3 - STOCKHOLDERS' DEFICIENCY - continue

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

Langley paid the purchase price by delivering 882,778 Ordinary Shares of Langley ("Langley Shares") to the Company with a value of one (1.00) British Pound Sterling (approximately U.S.$1.80) per share. The Company issued the Company Stock to Langley. Both the Company Stock and the Langley Shares were initially placed into escrow, including fifty percent (50%) of the Langley Shares to be deposited into escrow as Downside Price Protection (the "Langley Escrow Shares").

On November 3, 2004, the Company sold 441,389 shares of Langley Park Investment, (London Exchange: LPI) for $193,388 (approximately .44 cents per share). This was the first liquidation pursuant to the Agreement. These gross proceeds represented a loss of $697,237 based upon the difference between the selling price on November 3, 2004 and the Company’s trading price on July 29, 2004.

The balance of the 441,389 shares owned by the Company are valued at the market price of the Langley Park Investments Plc. as listed on the London Stock Exchange ("LSE") with the difference being carried as an unrealized loss in the equity section of the Company’s financial statements.

Pursuant to the terms and conditions of the Purchase Agreement, on the two year anniversary of the Purchase Agreement ("Two Year Anniversary"), the market value of the Company's common stock will be compared to the purchase price of the Company Stock under the Purchase Agreement" Market Value" is defined as the average of the ten (10) closing bid prices per share of the Company's common stock during the ten (10) trading days immediately preceding the Two Year Anniversary of the Agreement. If the Market Value of the Company's common stock on the Two Year Anniversary is the same or higher than purchase price per share, then at that time, the Company will receive all of the Langley Escrow Shares. If the Market Value on the Two Year Anniversary is less than purchase price per share, then for each percentage point decline in value, the Company must sell a corresponding percentage of the Langley Escrow Shares back to Langley for nominal consideration, up to the maximum number of Langley Escrow Shares, and the balance of the Langley Escrow Shares will be released from escrow to the Company.

Internal Hydro International was approached with the investment by the Langley, at a time when the two year lock up of the shares to be issued was voted on by the Board of Directors as being acceptable for purposes of investment given the stock price and discount proposed by Langley. The escrowed shares were analyzed on December 31, 2004 and accounted for as if they would eventually be sold at the two year mark as investment holding period. At the time of the investment and at the time of the accounting determination, management believed that the Company would meet the criteria as set forth in the Langley agreement which would allow the sale of the remaining shares in the fund. The Company recorded an additional unrealized loss of $100,409 on this investment at December 31, 2005 due to this provision. The additional write down was calculated on the basis of the quoted value of the Langley shares less the pro-rata value of shares that would be returned to Langley based on the trading value of the Company's common stock at December 31, 2005.

INTERNAL HYDRO INTERNATIONAL INC.

FOOTNOTES TO THE FORM 10-QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2006

NOTE 4 - COMMON AND PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001 and the issuance of up to 70,000,000 shares of preferred stock, with a par value of $.001.

COMMON STOCK
During the three months ended June 30, 2006, the Company engaged in various transactions affecting stockholders’ equity, as follows:

The Company issues its common stock from time to time to compensate employees and consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant. For the quarter ended, June 30, 2006, a total of 12,638,454 shares were issued to 26 individuals as payment for services totaling $3,348,800.

For the quarter ended June 30, 2006, 970,645 shares of common stock were issued as payment for loans totaling $311,500. Loans are non-interest bearing and are paid by stock valued as of the date of issuance of the common stock. Pursuant to the terms of the loan, if the loan can not be repaid within a specified time period, then shares are issued to the lender equal to the amount of the loan. Currently, $22,000 is owed as a short term loan to a shareholder. This loan is non-interest bearing and has no repayment term specified.

For the quarter ended June 30, 2006, 2,500,000 shares of common stock were issued for the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement with Regent Machine Products, LLC.

For the quarter ended June 30, 2006, 6,207,416 shares of preferred stock were converted to 6,207,416 shares of common stock.

PREFERRED STOCK
The Company's has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one shares of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional shares of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding.

INTERNAL HYDRO INTERNATIONAL INC.

FOOTNOTES TO THE FORM 10-QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2006

NOTE 5 - FURNITURE AND EQUIPMENT

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the year ended December 31, 2005 and 2004 was $3700 and $3931, respectively. Depreciation expense for the quarter ended June 30, 2006 was $980.43.

Property and equipment consisted of the following at June 30, 2006:

Office and computer equipment	$34,053

Less accumulated depreciation	24,897

Furniture and equipment, net	$9,156

NOTE 6 - STOCK OPTIONS

There were no stock options granted nor was there any pro forma effect of the vesting of options granted in previous periods in the years ended December 31, 2005 and 2004 and the quarter ended June 30, 2006.

NOTE 7 -INCOME TAXES

The Company has no net income tax provision or benefit in the periods ended December 31, 2005 and 2004 and the quarter ended June 30, 2006. Prior to the merger transaction with HIS the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code. As an S-Corporation, items of income, loss, deductions and credits generated by the Company flow through directly to the stockholders and are included in the tax returns of the individual stockholders.

During the year ended December 31, 2005, the Company generated a tax benefit related to operating loss carryforwards of $2,685,047 which was equally offset by a valuation allowance.

The Company has cumulative net operating losses as of June 30, 2006 of approximately $6,395,888 that will expire in 2008 through 2023.

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

However, prior to the merger of Internal Command with Home Services, the Company (HSVI) had incurred additional deficits in cash flow from operating activities. The Company had accrued approximately $343,000 in obligations to vendors, consultants and former employees. We are attempting to settle these obligations, primarily through the issuance of common stock. Management believes we will ultimately settle these obligations for no more than amounts accrued at December 31, 2004. As a part of the Merger Agreement with Internal Command International, Inc. (ICI), our former Chief Executive Officer of HSVI, Jay Budd, had and did affirm that the outstanding debts of HSVI have been properly structured for management of the debt post-merger; namely, that the debt was in the hands of suitable professional debt management team, including Fletcher & Associates, and Harry J. Miller, PLLC; that there has been set aside as part of the issued common stock for obligation and satisfaction of the debt; and that the incoming principals of ICI would be held harmless for this debt. In the summer of 2005, we released Harry Miller, PLLC and Fletcher & Associates from their duties as debt managers, taking control of such matters internally. To date, the shares issued to secure these debts are unissued, and held by both Harry Miller PLLC in trust, and with the Company, should the need arise for settlement of any such debts, if communication and demand for the same is made. To date no such verified debt demands have been made.. Any settlements will be valued at the fair value of the stock at the time the settlement is reached, or some other amount as negotiated.

INTERNAL HYDRO INTERNATIONAL INC.

FOOTNOTES TO THE FORM 10-QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2006

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

NOTE 10 - LOSS PER SHARE

Outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2004 and 2005 because the effect of their inclusion would be anti-dilutive.

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

Investment in Langley and Kinetic securities consisted of the following at June 30, 2006:

		Cost	Gross Gains		Unrealized Losses		Impairment Write-down			Fair Value
Langley Kinetic	$ $	890,625 187,500	--- ---	$ $	83,787 --	$ $	(792,714 (118,750	) )	$ $	14,124 68,750

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

INTERNAL HYDRO INTERNATIONAL INC.

FOOTNOTES TO THE FORM 10-QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2006

NOTE 11 - INVESTMENTS - continued

Proceeds from sales of equity securities were $193,388 and gross realized (losses) gains were ($697,237) for the year ended December 31, 2004. The fair value at December 31, 2005 is determined based on the trading price of Langley and translated to U.S. dollars at the exchange rate on December 31, 2005.

The value on June 30, 2006 is determined based on the trading price of Langley and translated to U.S. dollars at the exchange rate on June 30, 2006.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

GENERAL INFORMATION ABOUT INTERNAL HYDRO

Internal Hydro International, Inc. ("Internal Hydro" or "Company") was organized on December 31, 1996 as Tel-Voice Communications, Inc. as a Nevada Corporation. On January 6, 2003, we changed our name to Home Services International, Inc. On January 2, 2004, the Company entered into a merger agreement with the Company and on January 13, 2004, the name was changed to Internal Hydro International, Inc. The Company was re-domiciled to Florida on February 4, 2004. We are a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "IHDR". Our offices are located at 334 S. Hyde Park Ave., Tampa, Florida 33606. Our website is www.internalhydro.com.

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

In December 2002, we addressed our liquidity problems and discontinued the operations of SDC and determined that we would abandon this business plan. On December 16, 2002, we closed a stock for debt exchange with our creditors effective on December 11, 2002 whereby all of our outstanding debt was converted to unregistered common stock at a conversion rate of one (1) share of common stock for each $0.45 of debt. In addition, on January 10, 2003, a majority of the shareholders approved a reverse split of the 28.9 shares of the old common stock for 1 share of new common stock effective January 13, 2003, the acquisition of a private entity name Home Services, Inc. and a name change to Home Services International, Inc.

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

On January 2, 2004, Internal Hydro entered into a merger agreement with Home Services International, Inc. ("HSVI"). HSVI issued 27,500,000 shares of its Series A Preferred stock to the shareholders of ICI. In connection with this acquisition, the company was re-named Internal Hydro International, Inc. (“IHDR”). On February 4, 2004, the company was redomiciled to Florida. ICI was not a related party to the transaction.

As a result of the merger transaction with HSVI, the former Company stockholders obtained control of HSVI's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of HSVI, under the purchase method of accounting, and was treated as a recapitalization with the Company as the acquirer.

BUSINESS STRATEGY

We are a development stage enterprise. We intend to manufacture and distribute alternative energy products that use water pressure flow to generate electricity. We are currently finalizing production units of the Energy Commander Version Five ("EC V") super efficient low impact hydro units. We have entered into an a comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement on October 12, 2005 with Regent Machine Products, LLC. for the exclusive rights to the HydroCam/EC V technology which was developed by Regent Machine Products, LLC. Anthony Pecoraro, our Chairman of the Board of Directors and Vice President of New Technology Development, is also the Vice President and Co-Founder of Regent Machine Products, LLC.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

We have now entered into the production and fielding phase of its business plan, both domestically, and with an overseas strategic partner. We are now centering activities on the final production plans, of a 10 unit fielding of its new energy units, the EC V. These units will be deployed to strategic locations around North America and in Europe for direct industrial use and for use in industrial flows such a cement, chemical, refineries, electrical utility plants, steam lines, pipelines, cooling applications and with application to natural flows such as water pipelines, rivers, aquaducts, and dams that can not support normal turbine hydro systems. Additionally, IHDR is identifying undervalued and underutilized alternative energy technologies that the company can either license or acquire other technologies as second divisions for the corporation. This will be done in order to maximize shareholder value and to utilize the relationships in the EU and other alternative energy friendly areas.

Initial production of the EC units will be done in Europe with Internal Hydro’s joint venture partner, Cm2 and in the United States with a domestic partner and production team. Cm2's production facility is located in Terni, Italy, about one hour north of Rome. The facility encompasses a large 19,000 sq. meter area with a 7,000 sq. meter production warehouse. With on staff engineers, marketing and production, Cm2 is well positioned to handle the Energy Commander (“EC”) systems. Cm2 manufactures and produces large industrial electrical components for utilities and industries, including such items as transformers, MV and LV electrical switchboards, auxiliaries and conduits for big transformers, cooling ducts, conduit bars, motors and generators. Cm2 also works in the area of hydro technologies for implementation of systems to unutilized water flows, where the EC units will fill a large role. Cm2's clients include Siemens, Colgate Palmolive Europe, Alitalia and every large Italian utility, among others. Cm2 has already arranged and dedicated through their engineering department a proper space in their 800,000 sq. foot warehouse for hosting the final development and the starting of the production line for the EC generator. Cm2 has also reached an agreement with Politecnico, one of the foremost Italian universities, for their endorsement of the technology under a transfer plan which we think will assist Cm2 in obtaining EU grants and the contribution from the Italian state and from the regional governments. Cm2 is ISO 9001 certified, and IQ NET certified for the production, maintenance and installation of all electrical systems, as well as maintaining certifications in the same for quality control. RINA (Italian Air and Shipping Registry), certifies that Cm2 works in accordance with ISO 9001 quality regulations in the making of the following products -- process -- services: Planning, production, installation and assistance of civil and industrial technological systems for electric, electronic and mechanical sectors. We believe that additional manufacturing will occur in the United States, with other machining houses and manufacturers, yet to be selected and negotiated. However, we have identified potential production partners in the United States that will be able to be contracted for machining and production purposes of the EC V.

The patent for the base technology is held under a permanent assignment from the inventor, Rianey Nelson. Other intellectual property patents on the new technology will be generated into patent pending status before and commensurate with fielding. Additional patents will, in the opinion of management, be generated from the improvements in the technology.

We have several advantages over all other alternative energy sources available. The patented Energy Commander (“EC”) system represents the first time, to our knowledge, that a technology has been created to use the positive displacement of water pressure to create mechanical force to create electricity. The advantages of the EC are numerous. Primarily, the system will use 100% of the flow pressure into the system, unlike hydro units that are only 30% to 70% efficient at best. The EC system uses less water flow than normal hydro, and is able to be used where flows for traditional hydro will not work. Second, the EC units will take up very little space; an EC unit takes up 1/100 the space of a solar array to gain the same amount of electrical output. Third, the price of EC system will be a fraction of the competition. Per Kw, the system cost will be around $150.00 that is 1/10 the usual renewable energy goal. This means enormous profit margins with the three available revenue streams and more competitive market entry. The EC has no direct competition. Solar, wind, biomass and large flow hydro-power sources are much different than the IHI technology, and these alternative energy sources can co-exist. The advantages that we have over these sources are its cost, its flexibility and its constant availability. In the United States alone, we estimate our technologies will surpass wind-generated power within three years and exceed solar in four years. We are not competing with these segments, since our source of power is different than solar, wind, geothermal (although the system can use geothermal outlets as power sources), or biomass. The EC V technology is related to traditional hydropower, only in the sense that it can use water flows; however, the flows of water necessary for hydropower are much larger. Thousands of gallons per second are required. Our technology is low flow, and much less demanding than hydro. EC system optimizes and efficiently uses 100% of the flow. Hydropower is much less efficient. We hope to be a contributor to the renewable energy segment of the United States economy.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

The search and demand for alternative energy sources is reaching the highest priority possible, with many alternative energy initiatives being proposed domestically and internationally. Our EC technology saves expenditures, provides reliable electricity at a cheaper cost than current alternatives, and does so with free flows of wasted water or gas flows. The need for alternative energy is only as great as its reliability and value on a per kilowatt-hour of electricity basis. The common industry standard in the alternative energy field is to attempt to beat the cost of $1,500.00 per kilowatt of energy produced. We will set a new benchmark for that goal in the alternative energy industry and we believe that the Energy Commander System beats that goal in the $150 per kilowatt range.

The unique aspect of our technology is that our energy conversion technology, the EC System, has no known direct competitor. No other known technology uses low flow fluid or gas pressure for the creation of vast amounts of mechanical force to create electricity. No other known technology has utilized positive displacement of flow pressure to create electricity. Solar power depends upon a clear day; wind upon the strength of nature at a given point, and hydro upon vast amounts of water flow. EC uses small flows to create mechanical force up to a hundred times the incoming pressure of natural or manmade flows. These flows are wasted potential energy and are free. Our technology harnesses the flow and makes it work to create electricity wherever needed.

We are targeting industries with high electric utility costs and access to flow pressures of gas or fluid, which will run the EC. Wasted flows will give rise to the target areas. We will target those who have the need to cut utility costs in the sectors identified with special emphasis on the textile, oil and gas refining and drilling, home development, agricultural, poultry, and other industries, which have communicated the greatest interest in placement of units. All of the industries are ones that will either have access to natural flow, be near man-made flow, which is wasted, or have internal wasted flow after the flow is used.

Our Energy Commander System will be used in the industrial areas of steel and metals manufacturing, oil and gas drilling, oil and gas refining, chemical plants and processing, wood processing, paper and wood pulp, battery manufacturing, all areas of agriculture and food processing, cement and material processing, gas pipelines, and numerous other industrial and commercial applications. The EC technology will have many applications in rural and third world areas. In the United States alone, there are over 70,000 dams that do not produce electricity, but many are capable of doing so with no environmental impact. The technology has numerous applications in third world areas where ready access to natural flow exists, and yet is unused. Such flows as in these areas would not support conventional hydropower systems, but will support constant 24 hour a day power from the EC. Each unit of the EC will be kept as a corporate asset in North America, and will be shared with the user on a lease/revenue sharing model. Each unit will create and approximate $17,500.00 in revenue in the United States and Canada, which will be shares with the end user through savings on electrical costs, while we will retain the tax credits, renewable energy credits, and portions of the energy value. In the EU where we have strategic partnership for manufacturing and distribution of the units, the same model will be in place, where the units will be held by the Joint Venture, and the revenue distribution will be shared by the Company along with the JV partner, and the user will be able to enjoy the reduced electrical costs, and revenue sharing in the EU, where revenues for a 30 Kw unit have been estimated by Cm2 to be approximately $44,000.00 per unit, per year.

We believe that our EC could mean savings, and potentially, even payback to municipal, county, state and federal government facilities. Lowering or excluding power costs, while giving back potential revenue to governmental entities utilizing the EC to produce electricity in buildings, compounds, and governmental facilities. IHDR’s technology could have military uses. For instance, our technology might be able to be used by the U.S. military to help build nations the third world areas where power projection can be accomplished by the supplying of power to areas of need. EC might also be used as a power source for direct power supply and for back-up power sourcing for hospitals, nursing homes, and other uses where back up power generation is required. The potential applications for the EC should only be limited by the flows available where they are found.

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

ACQUSITIONS OF SIMILAR TECHNOLOGIES

CM2 AGREEMENT:

In February 2005, we entered into a large scale joint venture agreement for production, distribution and sale of its Energy Commander units to the European Union. Under the performance based contract, Cm2, an Italian Energy Manufacturing and Supply Company, will manufacture units in Italy for distribution, sale, and lease into Europe. Cm2 will supply engineering, production, marketing, distribution, and service for the Energy Commander units. Management of Cm2 believes they will build and place a minimum of between 300 and 600 thirty Kw units in Europe within the first year of full production. Under the agreement we pay no significant capital expenditure, but we receive revenues in various forms.

Cm2 is a producer and supplier of electrical systems for European utilities and industrial users. Cm2 is positioned to supply our units for all of the European Union for the foreseeable future. Cm2 will be producing the units under a revenue sharing and payment license with us. Cm2 believes they will be able to produce 100 units per week in full production.

Cm2 will distribute, and service the units throughout Europe through a joint venture entity. We will receive an up front sum of $2,000 to $3,000 per unit produced in Europe plus some of the revenue stream from all units placed in Europe, including electricity, renewable energy credits, and other readily available credits. Cm 2 estimates the unit revenue for a 30 Kw unit to be approximately $44,000 per unit per year. Energy credits in Italy are expected to be about 3 to 10 times the projection of revenue for our units placed in the U.S. Under the agreement, Cm2 will be a strategic partner for delivery of the EC units to our domestic uses for less than we could produce the units in the United States. Due to their extensive experience in the European energy market, Cm2’s ability to produce, sell, and maintain the units, will give us a strong partner for the EU.

KINETIC ENERGY

On July 8, 2004, we announced that we had entered into an agreement with Kinetic Energy Systems, Inc. (“Kinetic”), a privately held Florida Corporation, for a strategic partnership. We received 20% of the shares of the private company with access to license and assist in the development of the technology Kinetic held for underwater and over water power generation. We issued 1,250,000 shares of treasury shares of common stock for this interest and we agreed to help develop the technology and market it with our resources. Kinetic has several new hydro and wind based technologies, all patented or patent pending at this time. These include the Hydrokinetic Generator; Offshore Energy Platform; KESC Bowsprit Generator; and, KESC Tidal Generator. These technologies create generate electrical power or hydrogen using kinetic energy from moving water and wind, utilizing wind and tides. The Hydrokinetic Generator is at the prototype and engineering stage. The Offshore Energy Platform is at the prototype and engineering stage. The KESC Bowsprit Generator at the prototype and engineering stage. The Bowsprit is being designed for prototyping in the dual role of hydrogen production. The KESC Tidal Generator is at the engineering and prototype stage. KESC is preparing to display the Bowsprit technology for the first time at the NERL conference.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

We intend to help market and develop the Kinetic line of production. We will also help introduce Kinetic’s products to European entities for development and marketing.

TRITON TECHNOLOGIES:

In April 2005, we entered into a future Marketing and Distribution Agreement with Triton Technologies of Reston, Virginia. Under this agreement, Triton has the rights to market our Energy Commander technology. Triton took on certain responsibilities for the capital support of the Energy Commander build out and engineering. Triton has directly taken on the contractual obligations for payment to the engineering firm APTEC for unit plans and production of the EC IV. We were relieved of such payments during the period that Triton fulfills its obligations to APTEC. To date, Triton has paid APTEC approximately $40,000 as reported to us. The primary purpose of the agreement is for Triton to develop and implement a strategic marketing plan for industry awareness and for sales of the Energy Commander under our control, once units are fielded and able to be displayed. Under the agreement, Triton will receive a portion of the revenue flow from units placed under its marketing and distribution work. As part of the agreement, we would also receive an equity position in Triton based upon the future position of Triton’s public company. We were informed by management of Triton in September 2005 that they would be repositioning the assets of Triton, and this Agreement for Marketing and Licensing to a new private entity in the near future, which we did not object to. Currently, this contract will be fulfilled by the use of Triton as a marketing arm for the EC technology in the United States.

NEW IMPACT

On November 2, 2004, Internal Hydro and New Impact, LLC, a private Arizona-based Company, entered into a contract for the purchase of energy units from us, with rights for distribution and use of our technology. The initial phase of the contract calls for supplying ten units at a purchase price of $500,000 for use in New Impact's water treatment facilities and other areas in the Southwest. This contract has not been funded to date; however, in March 2005, this contract was absorbed by the later agreement with Triton Technologies of Reston Virginia, to be our marketing and sales arm when we have production.

WORLD ENVIRONMENTAL SOLUTIONS COMPANY, INC.

We entered into a second area of alternative energy and waste recycling to add to its superior small hydro technologies, soon to be commercially available. Specifically, we announced on March 16, 2006 that we had entered into a Letter of Intent with World Environmental Solutions Company, Inc. (WESCO), a wholly-owned subsidiary of EarthFirst Technologies, Incorporated (OTC BB:EFTI.OB - News), to purchase WESCO's Catalytic Activated Vacuum Distillation (CAVD) waste tire and solid waste remediation plant currently in operation in Mobile, Alabama, for total consideration of $2 million.

Pursuant to the Letter of Intent (LOI), we have agreed to enter into a definitive agreement, pursuant to which we shall pay WESCO a one-time license fee of $500,000 for exclusive rights to deploy WESCO's Catalytic Activated Vacuum Distillation (CAVD) technology in the European Union. We paid WESCA a $100,000 down payment on the initial licensing fee. The agreement will also provide for WESCO to be paid a continuing royalty of $100,000 for each European country in which we intend to establish an operational CAVD plant. In addition, we will pay WESCO a one-time license fee of $250,000 per state for rights to deploy the technology in Alabama and West Virginia, as well as a royalty stream equal to 5% of gross revenue per plant (projected at $5.2 million per year in gross revenue), excluding carbon credits and tire tipping fees. Further, we will maintain the right of first refusal to Tennessee, Illinois, Louisiana and Minnesota at a predetermined license arrangement of $250,000 per state.

Our soon-to-be-deployed Energy Commander's core technology and variations notably complement WESCO's CAVD technology, thus creating strong synergies since we will be able to produce our core technologies in the same facilities.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

RESULTS OF OPERATIONS

We have completed production and internal testing of our Energy Commander V (EC V) low impact hydro energy unit. We are now displaying the completed EC V unit on its website, before transportation to its testing site. The unit's internal testing was successful. The 12 cylinder rotary motor, which runs from the patented positive displacement of fluid instead of less efficient turbines, runs from a six inch inlet of water, in an expandable mode which can be used on waste water flows from tens of thousands of sources. With the completed internal testing of the unit, the system will now be transported to its testing and on-site production engineering site, with an anticipated delivery date in the next few months, for field tests and engineering certification of this production unit.

The EC V system utilizes a dual cycle cylinder to produce energy in a completely efficient manner, from all twelve cylinders in the rotary fashion. Our website shows viewers photographs of some of the internal parts of the unit, and the completed EC V rotary, 12 cylinder unit which will now be passed off for field testing at a location to be announced within the next week. The Energy Commander system is a positive displacement low impact energy technology patented for use of low flows, and waste flows of industrial and natural flows.

The EC V ”slice'' concept was used in production of the 12 cylinder unit. As built, each rotary 360 degree slice houses twelve 4 inch cylinders, will be able to be stacked with other slices to provide the 30 kilowatts of standard output, with additional or less slices, each of 12 cylinders, needed or not needed based upon the flow that is present at any one location. We recently announced that the EC V was able to plan for as little as 30 p.s.i. of pressure for production of electricity in multiple units at a single site, something that traditional turbine technology does not support.

We have sought the identification of undervalued and undercapitalized technologies that would be part of our corporate philosophy for renewable energy products. We have explored other possible technologies including tire remediation, ethanol and bio-diesel production from appropriate feedstocks, clean water technologies, rapid response home security for provision of electricity and waste remediation, hazardous waste technologies, and other renewable and critical use technologies. As part of this goal, as discussed above, we entered into a letter of intent with World Environmental Solutions Company to purchase WESCO’s Catalytic Activated Vacuum Distillation (CAVD) waste tire and solid waste remediation plant currently in operation in Mobile, Alabama.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 TO THREE MONTHS ENDED JUNE 30, 2005.

Revenue for the three months ended June 30, 2006 and 2005 was $-0-.

General and administrative expenses increased by $3,277,092 from $502,294 for the three months ended June 30, 2005 to $3,779,386 for the three months ended June 30, 2006. This increase was due primarily to an increase in stock issued for services. Research and development costs also increased by $530,655 from $26,419 for the three months ended June 30, 2005 to $557,074 for the three months ended June 30, 2006. Accordingly, the net loss increased by $3,807,747 from $528,713 for the three months ended June 30, 2005 to $4,336,460 for the three months ended June 30, 2006.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 TO SIX MONTHS ENDED JUNE 30, 2005.

Revenue for the six months ended June 30, 2006 and 2005 was $-0-.

General and administrative expenses increased by $4,306,819from $1,002,250 for the six months ended June 30, 2005 to $5,309,069 for the six months ended June 30, 2006. This increase was due primarily to an increase in stock issued for services. Research and development costs also increased by $558,564 from $85,154 for the six months ended June 30, 2005 to $643,718 for the six months ended June 30, 2006. Accordingly, the net loss increased by $4,865,383 from $1,087,404 for the six months ended June 30, 2005 to $5,952,787 for the six months ended June 30, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $307,076 for the quarter ended June 30, 2006 related primarily to and increase in common and preferred stock issuances and a decrease in accounts payable. We intend to continue development of the Energy Commander systems but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.

We have incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. We are in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. We anticipate that we will be successful in these discussions; however there can be no assurances that we will be successful in doing so. The cash provided by financing activities decreased by $181,100 from $395,000 for the quarter ended June 30, 2005 to $213,900 for the quarter ended June 30, 2006.

In addition, 970,645 shares of common stock were issued for debt conversion for the quarter ended June 30, 2006 in the amount of $311,500.

OUTLOOK FOR 2006

During the next twelve months, our technology is targeted to be produced and field tested. At that point, we will be entering into the is full production phase of its business plan, with revenues being produced, and further, an implementation of the new management structure for roll out in the global energy market. Under the contractual arrangement with Cm2, we have now partnered with a ready and able partner for production, and implementation of the Energy Commander systems in Europe. Given the vast experience and ongoing operations of Cm2 in the energy market, we will have significant production ability for the EC units. We forecast that the final stage units will be made with Cm2, and other domestic resources for final stage production hopefully by the second half of 2006. We will implement the new radial system of low impact hydro with Cm2, for production in the latter part of 2006, and for production of the initial 10 units of the system for field testing, we will also be implementing the portion of its business plan which for personnel to take over certain management positions, and the creation of new positions in order to get ready for direct market participation in the alternative energy sector, and for the expansion of the company beyond the start up phase and into the global and domestic alternative energy market. Included in this plan is the implementation of new management with energy experience, and new board membership. We met this goal with the implementation of a new board of directors in January, 2006. Additionally, a strategic consultant was retained as Chief Energy Marketing Director. This was required as we prepare to market both the Energy Commander and CAVD systems.

In the second half of 2006, we will enter into three important phases for the production mode and field testing of its energy units. First, we will seek new capital contribution for carryover of operations and production in the United States, and for a limited need of capital for use with the existing relationship in Italy with Cm2. This will be done in order to fulfill basic financial obligations such as audit costs, payroll, travel and engineering support for the Italian operations, and for final unit development for production with Cm2. Since we do not have significant production costs related to the energy unit production in Italy of the ten units, the need for capital has been kept to a minimum. Cm2 under its agreement pays for all related costs of engineering and production of the unit, as well as some on site costs for IHDR personnel. Our second projected phase is the final production unit plan for the EC V, which we will be the radial system twelve cylinder unit. This will be accomplished through Cm2 on site in Terni, Italy at their production facility, as well as initial production occurring for the units in the United States utilizing contracted or strategic partners. Our personnel and the prototype unit of the EC V will be transported on site for production of the final unit in both Europe and in the United States. With the machining and parts assembly and plans being completed, the final production value, first unit will be made.

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

	Quarter Ended June 30, 2006	Date of Inception Through December 31, 2003
Net Income (loss)	$4,346,560	$12,431,023

Our continuing negative operating results have produced a working capital deficit accumulated during Development Stage of $8,084,463 as of June 30, 2006. The above factors represent continue to raise doubt about our ability to fully establish itself as a going concern.

Development Stage Company
We are in the development stage. There is no assurance that our activities will be profitable. Our likelihood of the success must also be considered in light of the problems, expenses, difficulties, complications, delays and all of the inherent risks frequently encountered in the formation and operation of a relatively new business.

Going Concern
The financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

Management believes that current plans to expand our operations and a combination of its financing and capital raising plans will provide sufficient working capital to allow us to continue as a going concern.

Costs of Conducting Business
We will be required to incur substantial costs for research and development and equipment, establishing production and marketing operations, and related costs. A substantial portion of those costs must be paid whether or not any of its products prove to be commercially successful on a broad scale. The ability to generate a profit depends, among other factors, on the amount of equipment acquisition costs incurred, the amount of revenues from the sale of our products, and its operating costs.

Technological Change
We expect that many new technologies and products will be introduced over the next several years. Our success will depend, among other things, on its ability to develop and maintain a competitive position technologically. There can be no assurance that we will have access to subsequently developed technology by other persons. Technological advances by a competitor may result in our present or future products becoming non-competitive or obsolete. We cannot be assured that competitors will not develop functionally similar or superior products, which event could have an adverse effect on our business.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

Contracts
There can be no assurance that we will be able to obtain sufficient and suitable contracts for its business plan.

Fluctuations in Operating Results
Our revenues and results of operations may vary significantly in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, some of which are outside our control, including, among others, the expected relatively long sales and implementation cycles for our products; the size and timing of individual license transactions and joint venture arrangements; seasonality of revenues; changes in our operating expenses; changes in the mix of products sold; timing of introduction or enhancement of our products by us or our competitors; market acceptance of new products; technological changes in technology; personnel changes and difficulties in attracting and retaining qualified sales, marketing, technical and consulting personnel; changes in customers' budgeting cycles; quality control of products sold; and economic conditions generally and in specific industry segments.

There can be no assurance that our products will achieve broad market acceptance or that we will be successful in marketing its products or enhancements thereto. In the event that our current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than our products, demand for our products would decline. A decline in demand for, or market acceptance of our products as a result of competition, technological change, or other factors would have material adverse effects on our business, financial condition and results of operations.

Seasonality
We do not expect to experience material seasonal variations in revenues or operating costs.

OFF BALANCE SHEET ARRANGEMENTS.

For the period ended June 30, 2006, we did not engage in any off balance sheet transactions.

Item 3. Controls and Procedures

Craig A. Huffman, our Chief Executive Officer, and Lior Segal, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective.  They have evaluated these controls and procedures as of June 30, 2006.  There have been no changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4 and 5 are omitted.

Item 1. Legal Proceedings

On June 21, 2006, we settled the lawsuit titled Internal Hydro International v. Raymond Breland and Breland and Associates filed in the Thirteenth Judicial Circuit in and for Hillsborough County Florida. This lawsuit involves the attempt by Mr. Breland and his company to convert shares of our common stock to his own use. The shares were originally issued to Mr. Breland as a consulting fee for him to secure financing for the Company. Although Mr. Breland failed to perform the required services, he nonetheless tried to convert the shares and sell them for his own profit. Under the terms of the settlement, Mr. Breland received 400,000 shares of stock.

As of the date hereof, Internal Hydro is not a party to any further legal proceedings, and none are known to be contemplated against Internal Hydro.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our quarter ended June 30, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

A total of 12,638,454 shares were issued to employees and outside consultants for a recognized compensation expense of $3,302,454. A total of 970,645 shares were issued in payment for loans to the company for a total loan value of $311,500.

During the period January 1, 2005 to June 30, 2006 shareholders converted 1,157,868 shares of Preferred Stock into shares of our common stock on a 1-for-1 basis.

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
Title: CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2006	By:	/s/ CRAIG A. HUFFMAN
CRAIG A. HUFFMAN
Title: Chief Executive Officer