Form 10QSB
period 2006-09-30
INTERNAL HYDRO INTERNATIONAL INC
filed 2006-11-14
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
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

813-944-3185
(Issuer's telephone number)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange A Rule 12b-2) Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of common stock as of September 30, 2006 is shown below:

There is a limited trading market for the registrant's Common Stock, there were 108,066,568 shares of Common Stock, and 1,255,180 shares of preferred stock issued and outstanding as of September 30, 2006.

Documents Incorporated by Reference: None

INTERNAL HYDRO INTERNATIONAL INC.
INDEX TO THE FORM 10-QSB
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Forward looking statements

We are including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that could cause actual results to differ materially from those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; and our ability to efficiently manage our operations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERNAL HYDRO INTERNATIONAL INC
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2006, 2005

ASSETS

	2006	2005
CURRENT ASSETS
Cash and Equivalents	$2,340	$116
	2,340	116
PROPERTY & EQUIPMENT
Computers & Equipment
(net of accumulated depreciation)	9,430	11,441

OTHER ASSETS

Investment - Langley Park	14,124	11,533
Investment - Kinetic Energy	68,750	187,500
Security Deposit	2,500	-
Prepaid Rent	4,800	-
Accounts / Loan Receivable	-	7,000
Licensing Fee	100,000	-
	190,174	206,033

	$201,944	$217,590

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$59,190	$218,851
Contingent Payroll Tax	265,753	-
Accrued Liabilities	156,290	4,130
Notes Payable	-	52,445
Due to Shareholder	22,000	99,750
	503,233	375,176
OTHER LIABILITIES
Debt Under Professional Management	906,879	906,879
Total Liabilities	1,410,112	1,282,055

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 70,000,000 shares authorized
1,255,180 shares issued and outstanding	1,255	8,886
Common Stock, $.001 par value,200,000,000 shares authorized
108,066,568 shares issued and outstanding	108,066	51,643
Additional Paid-In Capital	11,777,708	4,976,833
UnrealizedLloss on Investment	(83,786)	(103,780)
Deficit Accumulated During Development Stage	(13,011,411)	(5,998,047)
Total Stockholders' Equity	(1,208,168)	(1,064,465)

	$201,944	$217,590

See accompanying notes to unaudited financial statements

INTERNAL HYDRO INTERNATIONAL INC
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the quarters ended September 30, 2006 and 2005

					Date of
	For the 3	For the 3	For the 9	For the 9	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006

NET SALES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-

Selling, General, and Administrative Expenses	563,954	407,789	5,873,023	1,389,095	10,046,398
Research & Development	38,934		682,652	85,154	1,348,585

LOSS FROM OPERATIONS	602,888	407,789	6,555,675	1,474,249	11,394,983
Loss on Sale of Securities	-	-	-	-	697,237
Permanent Impairment on Writedown of
Marketable Securities	-	775,312	7,996	775,312	911,464
Other Income	(22,500)		(65,000)		(87,500)
Interest Expense		16,701	11,196	37,645	95,227

NET LOSS	$580,388	$1,199,802	$6,509,867	$2,287,206	$13,011,411

BASIC NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.07)	$(0.06)

DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.07)	$(0.04)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	103,395,256	49,267,421	94,754,900	39,174,615

See accompanying notes to unaudited financial statements

INTERNAL HYDRO INTERNATIONAL INC
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the quarters ended September 30, 2006 and 2005

					Accumulated from
	For the 3	For the 9	For the 3	For the 9	Date of Inception
	months ended	months ended	months ended	months ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2005	2006

OPERATING ACTIVITIES
Net Loss	$(580,388)	$(4,926,948)	$(2,287,206)	$(3,933,301)	$(13,011,411)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation expense	980	2,940	2,775	4,625	10,571
Rent Deposit		(2,500)		(2,500)	(2,500)
Issuance of common and preferred stock for services performed	477,559	3,782,360	1,077,903	2,368,996	8,604,444
Issuance of common stock for Regent	-	450,000	-		746,000
Prepaid Rent	3,225	(4,800)			(4,800)
Amortization of Debt Discount			20,000	35,000	60,000
Other Income from cancellation of common stock	(22,500)	(87,500)		-	(87,500)
Loss on sale of securities	-	-	-	-	697,237
Permanent Impairment of marketable securities			775,312	775,312	911,464
Changes in assets and liabilities
Stock subscription receivable	-	-	2,500	2,500	2,500
Stock Loan receivable	-	-	-	-	7,000
Contingent payroll liability	17,095	168,127			265,753
(Decrease) Increase in accounts payable and accrued liabilities	(2,098)	141,098	194,485	286,203	215,146

Cash used by operating activities	(106,127)	(477,223)	(214,231)	(463,165)	(1,586,096)

INVESTING ACTIVITIES
Purchase of equipment	(1,254)	(1,919)	(64)	(64)	(17,922)
Cash on proceeds on sale of marketable securities	-	-	-	-	193,388
Employee advances	-	-	-	-	(7,000)

Cash provided used in investing activities	(1,254)	(1,919)	(64)	(64)	168,466

FINANCING ACTIVITIES
Decrease in Notes Payables		(4,900)			(60,000)
Decrease in Shareholder loans		(55,000)			(221,771)
Proceeds from shareholder advances	109,100	672,650	57,700	439,900	1,522,470
Proceeds from sale of common stock			118,650	118,650	118,650
Proceeds from notes payables	-	-	-	-	60,000

Cash provided by financing activities	109,100	612,750	176,350	558,550	1,419,349

INCREASE IN CASH AND CASH EQUIVALENTS	1,719	133,608	(37,935)	95,321	1,719

CASH AND CASH EQUIVALENTS, beginning of period	621	(131,268)	38,051	(95,205)	621

CASH AND CASH EQUIVALENTS, end of period	$2,340	$2,340	$116	$116	$2,340

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for debt conversion			$109,100

See accompanying notes to unaudited financial statements

INTERNAL HYDRO INTERNATIONAL, INC.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
for the three months and nine months ended September 30, 2006 and 2005
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

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As reflected in the accompanying consolidated financial statements, the Company has had recurring losses and negative cash flows from operations, and negative working capital. The Company has abandoned it’s only operating business segment and is attempting to raise capital, seek acquisition targets and commence operations in a new business segment. There are no assurances that the Company will be successful in any of these endeavors. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

INTERNAL HYDRO INTERNATIONAL, INC.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
for the three months and nine months ended September 30, 2006 and 2005
FOOTNOTES

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at September 30, 2006.

Revenue

There was no revenue generated in the years ended December 31, 2005 and 2004.

Two contracts were signed in the third quarter of 2006 for sales of three Energy Commander V machines. The sale price of each machine is $30,000. The first contract calls for a 30% deposit within 30 days of the signing of the contract. This deposit has not yet been paid and therefore the total contract is not reflected in the financial statements.
The second contract is for the sale of two Energy Commander V. The contract calls for a 30% down payment that will occur immediately after placement locations for the machines are found. The condition precedent for the down payment has not yet occurred and therefore the total contract is not reflected in the financial statements.

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
for the three months and nine months ended September 30, 2006 and 2005
FOOTNOTES

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

Stock Based Compensation

The Company is subject to the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," which prescribes the recognition of compensation expense based on the fair value of options on the grant date. SFAS No. 123 allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model.

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees.” Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the date of grant.

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarter ended September 30, 2006.

Interim Financial Statement

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the respective full years.

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

INTERNAL HYDRO INTERNATIONAL, INC.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
for the three months and nine months ended September 30, 2006 and 2005
FOOTNOTES

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIGICANT ACCOUNTING POLICIES - continued

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, and amended the Interpretation in December 2003. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 46 did not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on its financial position or results of operations.

In December 2004, the FASB issued a revised Statement 123 (SFAS 123R), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award — usually the vesting period. The Company is evaluating the impact of this new pronouncement and does not expect that the effect of implementation will have a significant impact on the Company’s financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of September 30, 2006, the Company has received loans totaling $165,700 from officers and shareholders to cover operating expenses and certain accounts payable. Currently, there are no repayment terms specified for the shareholders loans; therefore, the Company has classified the loans as a current liability. These are non-interest bearing loans.

In addition, the Company entered into a comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement on October 12, 2005 with Regent Machine Products, LLC for the exclusive rights to the HydroCam/EC V technology which was developed by Regent Machine Products, LLC. Anthony Pecoraro, the Company’s Chairman of the Board and VP of New Technology, is the current Vice President and Co-Founder of Regent Machine Products, LLC. In addition, Mr. Pecoraro is married to Mary Pecoraro, the President and Co-Founder of Regent Machine Products, LLC who also serves as the Company’s Secretary. Mr. Pecoraro was appointed as Chairman of the Board of Directors on January 18, 2006. Mr. Pecoraro was not affiliated with the Company at the time the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement was signed, however Mary Pecoraro was Secretary of the Company at that time.

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

INTERNAL HYDRO INTERNATIONAL, INC.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
for the three months and nine months ended September 30, 2006 and 2005
FOOTNOTES

NOTE 3 - STOCKHOLDERS' DEFICIENCY - continued

During the year ended December 31, 2002, HSI placed 2,813,180 shares of its common stock in an escrow account. These shares are contingently issuable as they are to be issued to creditors as part of a plan to negotiate Company obligations through an intermediary. The Company is attempting to settle obligations by negotiating with creditors to take the Company’s common stock as payment for the obligations. During the year ended December 31, 2002, the Company had not issued any of these shares to creditors. During the year ended December 31, 2003, the Company negotiated a settlement in which 249,905 shares of common stock were issued out of escrow to settle a creditor obligation that had an original balance of $65,000. The settlement was recorded at the trading value of the shares on the date of settlement. That value was $299,866. The result was an additional expense of $234,866 charged to operations for the year ended December 31, 2003. During the year ended December 31, 2004 and December 31, 2005, the Company did not issued any of these shares to creditors.

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

The balance of the 441,389 shares owned by the Company are valued at the market price of the Langley Park Investments Plc as listed on the London Stock Exchange ("LSE") with the difference being carried as an unrealized loss in the equity section of the Company’s financial statements.

Pursuant to the terms and conditions of the Purchase Agreement, on the two year anniversary of the Purchase Agreement (Two Year Anniversary), the market value of the Company's common stock will be compared to the purchase price of the Company Stock under the Purchase Agreement "Market Value” is defined as the average of the ten (10) closing bid prices per share of the Company's common stock during the ten (10) trading days immediately preceding the Two Year Anniversary of the Agreement. If the Market Value of the Company's common stock on the Two Year Anniversary is the same or higher than purchase price per share, then at that time, the Company will receive all of the Langley Escrow Shares. If the Market Value on the Two Year Anniversary is less than purchase price per share, then for each percentage point decline in value, the Company must sell a corresponding percentage of the Langley Escrow Shares back to Langley for nominal consideration, up to the maximum number of Langley Escrow Shares, and the balance of the Langley Escrow Shares will be released from escrow to the Company.

Internal Hydro International Inc. was approached with the investment by Langley, at a time when the two year lock up of the shares to be issued was voted on by the Board of Directors as being acceptable for purposes of investment given the stock price and discount proposed by Langley. The escrowed shares were analyzed on December 31, 2004 and accounted for as if they would eventually be sold at the two year mark as investment holding period. At the time of the investment and at the time of the accounting determination, management believed that the Company would meet the criteria as set forth in the Langley agreement which would allow the sale of the remaining shares in the fund. The Company recorded an additional unrealized loss of $100,409 on this investment at December 31, 2005 due to this provision. The additional write down was calculated on the basis of the quoted value of the Langley shares less the pro-rata value of shares that would be returned to Langley based on the trading value of the Company's common stock at December 31, 2005.

INTERNAL HYDRO INTERNATIONAL, INC.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
for the three months and nine months ended September 30, 2006 and 2005
FOOTNOTES

NOTE 4 - COMMON AND PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001 and the issuance of up to 70,000,000 shares of preferred stock, with a par value of $.001.

COMMON STOCK
During the three months ended September 30, 2006, the Company engaged in various transactions affecting stockholders’ equity, as follows:

The Company issues its common stock from time to time to compensate employees and consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant. For the quarter ended, September 30, 2006, a total of 2,940,157 shares were issued to 21 individuals as payment for services totaling $372,560.

For the quarter ended September 30, 2006, 1,165,334 shares of common stock were issued as payment for loans totaling $109,100. Loans are non-interest bearing and are paid by stock valued as of the date of issuance of the common stock. Pursuant to the terms of the loan, if the loan can not be repaid within a specified time period, then shares are issued to the lender equal to the amount of the loan. Currently, $22,000 is owed as a short-term loan to a shareholder. This loan is non-interest bearing and has no repayment term specified.

PREFERRED STOCK
The Company's has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional shares of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding.

NOTE 5 - FURNITURE AND EQUIPMENT

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the year ended December 31, 2005 and 2004 was $3,700 and $3,931, respectively. Depreciation expense for the quarter ended September 30, 2006 was $980.

INTERNAL HYDRO INTERNATIONAL, INC.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
for the three months and nine months ended September 30, 2006 and 2005
FOOTNOTES

NOTE 5 - FURNITURE AND EQUIPMENT - continued

Property and equipment consisted of the following at September 30, 2006:

Office and computer equipment	$35,307

Less accumulated depreciation	25,877

Furniture and equipment, net	$9,430

NOTE 6 - STOCK OPTIONS

There were no stock options granted nor was there any pro forma effect of the vesting of options granted in previous periods in the years ended December 31, 2005 and 2004 and for the nine months ended September 30, 2006.

NOTE 7 - INCOME TAXES

The Company has no net income tax provision or benefit in the periods ended December 31, 2005 and 2004 and the nine months ended September 30, 2006. Prior to the merger transaction with HSI the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code. As an S-Corporation, items of income, loss, deductions and credits generated by the Company flow through directly to the stockholders and are included in the tax returns of the individual stockholders.

During the year ended December 31, 2005, the Company generated a tax benefit related to operating loss carryforwards of $2,685,047 which was equally offset by a valuation allowance.

The Company has cumulative net operating losses as of September 30, 2006 of approximately $580,388 that will expire in 2008 through 2023.

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

However, prior to the merger of Internal Command with Home Services, the Company (HSVI) had incurred additional deficits in cash flow from operating activities. The Company had accrued approximately $343,000 in obligations to vendors, consultants and former employees. We are attempting to settle these obligations, primarily through the issuance of common stock. Management believes we will ultimately settle these obligations for no more than amounts accrued at December 31, 2004. As a part of the Merger Agreement with Internal Command International, Inc. (ICI), our former Chief Executive Officer of HSVI, Jay Budd, had and did affirm that the outstanding debts of HSVI have been properly structured for management of the debt post-merger; namely, that the debt was in the hands of suitable professional debt management team, including Fletcher & Associates, and Harry J. Miller, PLLC; that there has been set aside as part of the issued common stock for obligation and satisfaction of the debt; and that the incoming principals of ICI would be held harmless for this debt. In the summer of 2005, we released Harry Miller, PLLC and Fletcher & Associates from their duties as debt managers, taking control of such matters internally. To date, the shares issued to secure these debts are unissued, and held by both Harry Miller PLLC in trust, and with the Company, should the need arise for settlement of any such debts, if communication and demand for the same is made. To date no such verified debt demands have been made. Any settlements will be valued at the fair value of the stock at the time the settlement is reached, or some other amount as negotiated.

INTERNAL HYDRO INTERNATIONAL, INC.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
for the three months and nine months ended September 30, 2006 and 2005
FOOTNOTES

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

The Company accrues a contingent payroll tax liability every quarter which accounts for any payroll and income taxes that the company would be liable for should the IRS determine that any of the people paid as independent contractors are employees. The Company believes that it is correctly paying all individuals as independent contractors, and therefore the liability is titled “contingent payroll tax”.

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

NOTE 11 - INVESTMENTS

During the year ended December 31, 2004, the Company entered into a Stock Purchase Agreement to acquire 882,778 shares of Langley Park Investments Plc (Langley), a corporation organized under the laws of England and Wales which is admitted to trade on the London Stock Exchange (LSE) as an investment trust. Pursuant to the Purchase Agreement, the Company sold 2,375,000 shares (post-split) of its common stock (Company Stock) to Langley for a total purchase price of $1,781,250 based on the trading value of the Company’s shares delivered to Langley. The Company sold one half of its Langley holdings during the year ended December 31, 2004.

The Company currently classifies all investment securities as available-for-sale. These securities are presented at their estimated fair value. Unrealized gains and losses on such securities, net of the related income tax effect, are excluded from earnings and reported as a separate component of stockholders’ equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Investment in Langley and Kinetic securities consisted of the following at September 30, 2006:

		Cost		Gross Gains		Unrealized Losses		Impairment Write-down			Fair Value
Langley Kinetic	$ $	890,625 187,500	$ $	- -	$ $	91,783 118,750	$ $	(784,718 (118,750	) )	$ $	14,124 68,750

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

INTERNAL HYDRO INTERNATIONAL, INC.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
for the three months and nine months ended September 30, 2006 and 2005
FOOTNOTES

NOTE 11 - INVESTMENTS - continued

Proceeds from sales of equity securities were $193,388 and gross realized losses were $697,237 for the year ended December 31, 2004. The fair value at December 31, 2005 is determined based on the trading price of Langley and translated to U.S. dollars at the exchange rate on December 31, 2005.

The value on September 30, 2006 is determined based on the trading price of Langley and translated to U.S. dollars at the exchange rate on September 30, 2006.

During the year ended December 31, 2004, the Company invested in Kinetic Energy Systems, Inc. (“Kinetic”) by issuing 1,250,000 shares of its common stock for approximately 20% of Kinetic. The value of the investment was determined to be $187,500 based on the trading price of the Company’s common stock at the time of the agreement. The Company intends to jointly develop and market complimentary technologies with Kinetic. The Company classifies its investment in Kinetic as available- for-sale and has carried its investment at cost. Kinetic is a private company and there is quoted market price for its securities. The Company has written down the investment to reflect the trading price of IHDR common stock on September 30, 2006. The written down value is $68,750. The reason for this impairment is because Kinetic’s stock is not considered to be a marketable security and therefore there is no way to accurately value their shares. The Company owns 2,000,000 voting preferred shares of Kinetic Energy Systems, Inc. Kinetic has 10,000,000 preferred shares issued and outstanding and 1,000,000 common shares outstanding. The Company’s interest in Kinetic is approximately 18%. The Company exercises no management control and therefore, the cost method was used.

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

WORLD ENVIRONMENTAL SOLUTIONS COMPANY, INC.

The Company entered into a second area of alternative energy and waste recycling to add to its superior small hydro technologies, soon to be commercially available. Specifically, IHDR announced on March 16, 2006 that the Company entered into a Letter of Intent with World Environmental Solutions Company, Inc. (WESCO), a wholly-owned subsidiary of EarthFirst Technologies, Incorporated (OTC BB:EFTI.OB - News), to purchase WESCO's Catalytic Activated Vacuum Distillation (CAVD) waste tire and solid waste remediation plant currently in operation in Mobile, Alabama, for total consideration of $2 million.

Pursuant to the Letter of Intent (LOI), Internal Hydro has agreed to enter into a definitive agreement, pursuant to which it shall pay WESCO a one-time license fee of $500,000 for exclusive rights to deploy WESCO's Catalytic Activated Vacuum Distillation (CAVD) technology in the European Union. A $100,000 down payment on the initial licensing fee has been paid to WESCO by Internal Hydro. The agreement will also provide for WESCO to be paid a continuing royalty of $100,000 for each European country in which Internal Hydro intends to establish an operational CAVD plant. In addition, Internal Hydro will pay WESCO a one-time license fee of $250,000 per state for rights to deploy the technology in Alabama and West Virginia, as well as a royalty stream equal to 5% of gross revenue per plant (projected at $5.2 million per year in gross revenue), excluding carbon credits and tire tipping fees. Further, Internal Hydro will maintain the right of first refusal to Tennessee, Illinois, Louisiana and Minnesota at a predetermined license arrangement of $250,000 per state.

IHDR's soon-to-be-deployed Energy Commander's core technology and variations notably complement WESCO's CAVD technology, thus promoting strong synergy and use of IHDR's core technologies in the same facilities.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

RESULTS OF OPERATIONS
The company has completed production and internal testing of the Energy Commander V (EC V) low impact hydro energy unit. The Company is now displaying the completed EC V unit on its web site, before transportation to its fielding site. The unit's internal testing were successful. The 12 cylinder rotary motor, which runs from the patented positive displacement of fluid instead of less efficient turbines, runs from a six inch inlet of water, in an expandable mode which can be used on waste water flows from tens of thousands of sources. The Energy Commander V (EC V) system was tested with the results being better than previously published. The EC V consistently operated on lower than calculated water pressures of 50 p.s.i. instead of 65 p.s.i. to produce the force necessary for production of 30 kilowatts from a six inch flow. The unit was demonstrated to partners and select visiting parties in Mobile, Alabama.

The EC V system utilizes a dual cycle cylinder to produce energy in a completely efficient manner, from all twelve cylinders in the rotary fashion. The unit, displayed on the Company's web site, shows viewers photographs of some of the internal parts, and the completed EC V rotary, 12 cylinder unit which will now be passed off for field testing at a location to be announced within the next week. The Energy Commander system is a positive displacement low impact energy technology patented for use of low flows, and waste flows of industrial and natural flows.

IHDR has also sought the identification of undervalued and undercapitalized technologies that would be part of the corporate philosophy for renewable energy products. IHDR has explored other possible technologies including tire remediation, ethanol and bio-diesel production from appropriate feedstocks, clean water technologies, rapid response home security for provision of electricity and waste remediation, hazardous waste technologies, and other renewable and critical use technologies. As part of this goal, the Company entered into a letter of intent with World Environmental Solutions Company to purchase WESCO’s Catalytic Activated Vacuum Distillation (CAVD) waste tire and solid waste remediation plant currently in operation in Mobile, Alabama.

Two contracts were signed in the third quarter for sales of three Energy Commander V machines. The sale price of each machine is $30,000. The first contract is with Greater Sooner Holdings, Inc. The contract calls for a 30% deposit within 30 days of the signing of the contract. This deposit has not yet been paid and therefore the total contract is not reflected in the financial statements.

The second contract is with Kingswell Funding LLC. The contract is for the sale of two Energy Commander V. The contract calls for a 30% down payment that will occur immediately after placement locations for the machines are found. The condition precedent for the down payment has not yet occurred and therefore the total contract is not reflected in the financial statements.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THREE MONTHS ENDED SEPTEMBER 30, 2005.

Revenue for the three months ended September 30, 2006 and 2005 was $-0-.

Two contracts were signed in the third quarter for sales of three Energy Commander V machines. The sale price of each machine is $30,000. The first contract is with Greater Sooner Holdings, Inc. The contract calls for a 30% deposit within 30 days of the signing of the contract. This deposit has not yet been paid and therefore the total contract is not reflected in the financial statements.

The second contract is with Kingswell Funding LLC. The contract is for the sale of two Energy Commander V. The contract calls for a 30% down payment that will occur immediately after placement locations for the machines are found. The condition precedent for the down payment has not yet occurred and therefore the total contract is not reflected in the financial statements.

General and administrative expenses increased by $156,165 from $407,789 for the three months ended September 30, 2005 to $563,954 for the three months ended September 30, 2006. This increase was due primarily to an increase in stock issued for services. However, for the three months ended September 30, 2005, the company had a one time permanent impairment writedown on marketable securities of $775,312 related to the Park Investments Plc investment (see footnote 11 in the financials). Research and development costs also increased by $38,934 from $0 for the three months ended September 30, 2005 to $38,934 for the three months ended September 30, 2006. Accordingly, the net loss decreased by $619,414 from $1,199,802 for the three months ended September 30, 2005 to $580,388 for the three months ended September 30, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 TO NINE MONTHS ENDED SEPTEMBER 30, 2005.

Revenue for the nine months ended September 30, 2006 and 2005 was $-0-.

General and administrative expenses increased by $4,483,928 from $1,389,095 for the nine months ended September 30, 2005 to $5,873,023 for the nine months ended September 30, 2006. This increase was due primarily to an increase in stock issued for services. Research and development costs also increased by $597,498 from $85,154 for the nine months ended September 30, 2005 to $682,652 for the nine months ended September 30, 2006. Accordingly, the net loss increased by $4,222,661 from $2,287,206 for the nine months ended September 30, 2005 to $6,509,867 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $106,127 for the quarter ended September 30, 2006 related primarily to and increase in common and preferred stock issuances. We intend to continue development of the Energy Commander systems but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure its long-term viability.

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. The Company is in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. The company anticipates it will be successful in these discussions; however there can be no assurances that the Company will be successful in doing so. The cash provided by financing activities decreased by $67,250 from $176,350 for the quarter ended September 30, 2005 to $109,100 for the quarter ended September 30, 2006.

In addition, 1,165,334 shares of common stock were issued for debt conversion for the quarter ended September 30, 2006 in the amount of $109,100.

OUTLOOK FOR 2006

During the next twelve months, IHDR hopes to enter the full production phase of its business plan, with revenues being produced, and further, an implementation of the new management structure for roll out in the global energy market. With the contractual arrangement with Cm2, IHDR has now partnered with a ready and able partner for production, and implementation of the Energy Commander systems in Europe. Given the vast experience and ongoing operations of Cm2 in the energy market, IHDR will have significant production ability for the EC units. IHDR forecasts that the final stage units will be made with Cm2, and other domestic resources for final stage production hopefully by the second half of 2006. IHDR will implement the new radial system of low impact hydro with Cm2, for production in the latter part of 2006, and for production of the initial 10 units of the system for field testing IHDR will also be implementing the portion of its business plan which for new personnel to take over certain management positions, and the creation of new positions in order to get ready for direct market participation in the alternative energy sector, and for the expansion of the company beyond the start up phase and into the global and domestic alternative energy market. Included in this plan is the implementation of new management with energy experience, and new board membership. IHDR met this goal with the implementation of a new board of directors in January, 2006. Additionally, a strategic consultant was retained as Chief Energy Marketing Director. This was required as IHDR prepares to market both the Energy Commander and CAVD systems.

We will enter into three important phases for the production mode and field testing of its energy units, set to occur in the next six months. First, we will seek new capital contribution for carryover of operations and production in the United States, and for a limited need of capital for use with the existing relationship in Italy with Cm2. This will be done in order to fulfill basic financial obligations such as audit costs, payroll, travel and engineering support for the Italian operations, and for final unit development for production with Cm2. Since we do not have significant production costs related to the energy unit production in Italy of the ten units, the need for capital has been kept to a minimum. Cm2 under its agreement pays for all related costs of engineering and production of the unit, as well as some on site costs for IHDR personnel. Second is the final production unit plan for the EC V, which we will be the radial system twelve cylinder unit. This will be accomplished through Cm2 on site in Terni, Italy at their production facility, as well as initial production occurring for the units in the United States utilizing contracted or strategic partners. Our personnel and the prototype unit of the EC V will be transported on site for production of the final unit in both Europe and in the United States. With the machining and parts assembly and plans being completed, the final production value, first unit will be made.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

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

	Quarter Ended	Date of Inception
	September 30,	Through
	2006	September 30, 2006
Net Income (loss)	$580,388	$13,011,411

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

OFF BALANCE SHEET ARRANGEMENTS.

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended September 30, 2006, the Company did not engage in any off balance sheet transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our quarter ended September 30, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

A total of 2,940,157 shares were issued to employees and outside consultants for a recognized compensation expense of $372,560. A total of 1,165,334 shares were issued in payment for loans to the company for a total loan value of $109,100.

During the period January 1, 2005 to September 30, 2006 shareholders converted 2,244,769 Preferred shares into the Company’s Common shares on a 1 for 1 basis.

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

INTERNAL HYDRO INTERNATIONAL INC.

Date: November 13, 2006	By:	/s/ CRAIG A. HUFFMAN
CRAIG A. HUFFMAN
Title CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2006	By:	/s/ CRAIG A. HUFFMAN
CRAIG A. HUFFMAN
Title CHIEF EXECUTIVE OFFICER