Form 10KSB
period 2006-12-31
RENEWABLE ENERGY RESOURCES INC
filed 2007-04-11
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☐ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

333-141035
(Commission file number)

RENEWABLE ENERGY RESOURCES INC.
(Name of the small business issuer in its charter.)

Florida	88-0409143
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

334 S. HYDE PARK AVE., TAMPA, FLORIDA 33606
(Address of principal executive offices) (Zip Code)

813-944-3185
(Issuer's telephone number)

Internal Hydro International, Inc.
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
Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Revenue for the year ended December 31, 2006: $0.00

As of March 15, 2007, there were 155,930,961 shares of common stock and 885,180 shares of class "A" preferred stock issued and outstanding. with an aggregate market value of $8,968,782 as of the close of the market on March 15, 2007.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT RENEWABLE ENERGY RESOURCES

Renewable Energy Resources, Inc. (the “Company”) was organized on December 31, 1996 as Tel-Voice Communications, Inc., a Nevada Corporation. On January 6, 2003, the Company changed its name to Home Services International, Inc. On January 2, 2004, we entered into a merger agreement with Internal Command International, Inc. and on January 13, 2004, the name of the Company was changed to Internal Hydro International, Inc. Our domicile was moved to Florida on February 4, 2004. On February 20, 2007, we changed our name to Renewable Energy Resources, Inc. We are a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "RENW". Our offices are located at 334 S. Hyde Park Ave., Tampa, Florida 33606. Our website is www.renw.com.

HISTORY OF COMPANY

Tel-Voice Communications, Inc. ("Tel-Voice") was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. From 1996-2000, Tel-Voice was a development stage company with no business activity. On June 30, 2000, Tel-Voice acquired Smartdotcom, Inc. ("SDC") in a transaction accounted for as a reverse merger. The Company retained the name Tel-Voice Communications, Inc. SDC had developed a technology that provided private electronic networks for labor unions and integrated communities, both of which included subscribers of the unions and communities. SDC intended to provide the hardware, software and technical support required to setup and maintain the networks; however, SDC was never able to grow due to liquidity issues.

In December 2002, we addressed the liquidity problems, discontinued the operations of SDC and determined that we would abandon this business plan. On December 16, 2002, we closed a stock for debt exchange with our creditors effective on December 11, 2002 whereby all of the outstanding debt was converted to unregistered common stock at a conversion rate of one (1) share of common stock for each $0.45 of debt. In addition, on January 10, 2003, a majority of the shareholders approved (i) a reverse split of 28.9 shares of the old common stock for 1 share of new common stock effective January 13, 2003, (ii) the acquisition of a private entity name Home Services, Inc. and (iii) a name change to Home Services International, Inc.

Home Services International, Inc. (“HSVI”) intended to act as a holding company for service businesses related to home building and home buying that wanted to expand into national markets. HSVI intended to acquire, establish joint ventures and develop such businesses.

However, HSVI was presented with a business plan for a unique alternative energy technology by the management of Internal Command International (“ICI”), a Florida based private entity. HSVI felt that the Energy Commander technology for low impact hydro power production presented a unique opportunity. HSVI saw ICI’s technology as fulfilling a unique niche in the energy market. Thus, HSVI sought to acquire the technology and related expertise through the reverse merger process.

On January 2, 2004, we entered into a merger agreement with HSVI. HSVI issued 27,500,000 shares of its Series A Preferred stock to the shareholders of ICI. In connection with this acquisition, the Company’s name was changed to Internal Hydro International, Inc. (“IHDR”). On February 4, 2004, the Company’s domicile was changed to Florida. ICI was not a related party.

As a result of the merger transaction with HSVI, the former Company stockholders obtained control of HSVI's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of HSVI, under the purchase method of accounting, and was treated as a recapitalization with the Company as the acquirer.

On February 20, 2007 the Company changed our name to Renewable Energy Resources, Inc. We are a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "RENW". The symbol and name change reflect the Company’s broader range of business endeavors to include the development of energy, green energy and biofuel projects in addition to the production, marketing and sales of the Energy Commander V.

ITEM 1. DESCRIPTION OF BUSINESS - continued

BUSINESS STRATEGY

We are a development stage enterprise. We intend to manufacture and distribute alternative energy products that use water pressure flow to generate electricity. We are currently finalizing production units of the Energy Commander Version Five ("EC V") low impact hydro units. We entered into an a Licensing, Joint Venture Agreement, and Manufacturing Agreement on October 12, 2005 with Regent Machine Products, LLC for the exclusive rights to the HydroCam/EC V technology developed by Regent Machine Products, LLC. Anthony Pecoraro, our former Chairman of the Board of Directors and former Vice President of New Technology Development, is the Vice President and Co-Founder of Regent Machine Products, LLC.

We have now entered into the preproduction and fielding testing phase of our business plan. We anticipate producing ten EC V units in the next few months. These units will be deployed in North America and Europe in applications with natural water flows such as pipelines, rivers, aqueducts and dams. Additionally, we are identifying alternative energy technologies that we can license or acquire as additional revenue generating divisions.

Manufacture of the first EC V units will be done by our joint venture partner, Cm2, located in Terni, Italy, about one hour north of Rome. Cm2 manufactures large industrial electrical components for utilities and other industries, including transformers, VM and LV electrical switchboards, auxiliaries and conduits for big transformers, cooling ducts, conduit bars, motors and generators. With on staff engineers, marketing and full production capabilities, Cm2 is well suited to handle the Energy Commander technology. Cm2 is ISO 9001 certified, and IQ NET certified for the production, maintenance and installation of all electrical systems, as well as maintaining certifications in the same for quality control. RINA (Italian Air and Shipping Registry) certifies that Cm2 works in accordance with ISO 9001 quality regulations in the making of the following products process services: Planning, production, installation and assistance of civil and industrial technological systems for electric, electronic and mechanical sectors. Cm2's clients include Siemens, Colgate Palmolive Europe, Alitalia and every large Italian utility.

Cm2 has dedicated 800,000 sq. foot for hosting the final development and starting the production line for the EC V. Cm2 has also reached an agreement with Politecnico, one of the foremost Italian universities, for its endorsement of the technology under a transfer plan that should assist Cm2 in obtaining European Union (EU) grants, and contributions from the Italian state and from the regional governments.

We have a permanent assignment of the patent for the Energy Commander technology from the inventor, Rianey Nelson. Other intellectual property patents on the new technology will be generated into patent pending status before and commensurate with fielding. Additional patents will, in the opinion of management, be generated from improvements in the technology.

The EC V has several advantages over all other alternative energy technologies. The EC V system represents the first time, to our knowledge, that a technology used the positive displacement of water pressure to create mechanical force to create electricity. The advantages of the EC are numerous. Primarily, the system is designed for installation to take advantage of waste flows of water. Therefore, the cost of the energy to produce electricity will be virtually, if not literally, free. Second, the EC units will take up very little space; an EC unit takes up 1/100 the space of a solar array to gain the same amount of electrical output. Third, the system will sell for approximately $45,000, or $1500.00 per Kw, which is competitive with other power generation devices. This means either high profit or low electrical cost making for a more competitive market entry.

The EC has no direct competition. Solar, wind, biomass and large flow hydro-power sources are much different than the EC technology, and these alternative energy sources can co-exist with the EC V. We are not competing with these segments because our source of power is different than solar, wind, geothermal (although the system can use geothermal outlets as power sources) or biomass. The EC V technology is related to traditional hydropower only in the sense that it can use water flows; however, the flows of water necessary for traditional hydropower are much greater—our technology is low flow (typically a six-inch pipe is connected to the unit).

Our goal is to become a major contributor to the renewable energy segment of the United States and European economies. The demand for alternative energy sources has increased significantly as oil prices continue to remain high. Our EC technology provides reliable electricity at a lower cost than current alternatives, and does so with free flows of wasted water or gas.

In today’s energy and renewable energy market, the positions of the players have stagnated. The renewable energy market has hinged around the six per cent mark for a number of years. We are targeting customers and industries with high electric utility costs and access to flow pressures of gas or fluid. We are placing special emphasis on the textile, oil and gas refining and drilling, home development, agricultural, and poultry, all of which have communicated great interest in placement of units. We are also targeting municipal, county, state and federal government facilities, including the U.S. military.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The EC technology will have many applications in rural and third world areas. In the United States alone, there are over 70,000 dams that do not produce electricity, but many are capable of doing so with no environmental impact. The technology has numerous applications in third world areas where ready access to natural flow exists. Typically these areas will not support conventional hydropower systems but will support constant 24 hour a day power from the EC.

We will market the EC V system through a distributor network. We are also seeking to acquire similar technologies that fit well with the EC V.

However, since inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain our operations.

Our long-term viability as a going concern is dependent on certain key factors, as follows:

-	Our ability to continue to obtain sources of outside financing.

-	Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

ACQUSITIONS OF SIMILAR TECHNOLOGIES

CM2 AGREEMENT:

Cm2 is a producer and supplier of electrical systems for European utilities and industrial users. In February 2005, we entered into a joint venture agreement for the production, distribution and sale of our Energy Commander units to the (EU). Under the performance based contract, Cm2 will manufacture units in Italy for distribution, sale, and lease into Europe as well as provide engineering, production, marketing, distribution, and service. We have no significant capital expenditure requirements in the agreement and will receive revenue in various forms.

Cm2 will distribute and service the units in Europe through a joint venture entity. Energy credits in the European Union are expected to be about 3 to 10 times higher than for units placed in the U.S. Cm2’s experience in the European energy market and ability to produce, sell, and maintain the units, gives us a strong partner for the EU.

KINETIC ENERGY

On July 8, 2004, we entered into a strategic partnership agreement with Kinetic Energy Systems, Inc. (“Kinetic”), a privately held Florida Corporation. Kinetic has developed patented hydro and wind technologies, including the Hydrokinetic Generator, Offshore Energy Platform, KESC Bowsprit Generator and the KESC Tidal Generator. These technologies generate electrical power or hydrogen using kinetic energy from moving water such as tides and wind. We issued 1,250,000 shares of treasury stock for 20% of the shares of the private company. We also agreed to assist in the development of Kinetic’s technology and have a license for the underwater and over water power generation. The Hydrokinetic Generator is at the prototype and engineering stage. The Offshore Energy Platform is at the prototype and engineering stage. The KESC Bowsprit Generator at the prototype and engineering stage. The Bowsprit is being designed for prototyping in the dual role of hydrogen production. The KESC Tidal Generator is at the engineering and prototype stage.

We will help market and develop Kinetic products in Europe and the United States. Our support of Kinetic is tied to our capital ability to do so. We will help introduce Kinetic’s products to European entities for development and marketing.

TRITON TECHNOLOGIES:

In April 2005, we entered into a marketing and distribution agreement with Triton Technologies of Reston, Virginia. This agreement provided Triton the rights to market the Energy Commander technology. Under the agreement, Triton had responsibilities for the capital support of the Energy Commander IV development and engineering.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Triton ceased to provide financial support for the EC IV a few months after entering into the agreement. We have attempted to contact representatives of Triton but to no avail. We sent a termination letter by registered mail to the last known address of the company.

THE SPRINGFIELD ENERGY PROJECT

On September 25, 2006, we entered into an agreement with Wastech, Inc. (WTCH.PK) to form the Springfield Energy Project (“SEP”). SEP is a joint venture with WTCH to acquire an old coalmine complex in Illinois. Over many years, million of tons of waste coal were deposited in a slurry area on the site. Other coal waste was pushed into gob piles. (Gob is the waste coal from bituminous coal mining regions). The slurry area is not covered or reclaimed because the coal fines were disposed before current reclamation regulations were in effect. The site’s permit allows the removal of the coal fines and also the disposal of coal combustion waste (fly ash) at the site. The sale of coal fines and the collection of tip fees to dispose of ash is the primary source of revenue for the project.

Due to new scrubber technology at electrical generating facilities, coal fines have become a desirable commodity. The coarse, free-flowing coal fines in the slurry area can be sold as fuel in fluidized bed boilers or specially designed pulverized coal boilers. Potential customers for the coal fines are located within a short distance of the project. Negotiations with potential customers for long-term coal purchase agreements and ash disposal agreements are currently underway.

SEP is currently in the financing stage and we are negotiating with multiple sources to provide the funding.

GOING CONCERN RISK

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since our inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. The above factors represent continue to raise doubt about our ability to fully establish ourselves as a going concern.

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

We must obtain financing to fund the expansion of operations. Such outside financing must be provided from the sale of equity or third party financing. Further, the sale of equity securities will dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. While we are currently able to fund all basic operating costs, it is possible our operations could be restricted if loan terms increase our debt service requirements. There is no assurance that we can obtain financing on favorable terms.

EMPLOYEES

As of December 31, 2006, we had 3 full time consultants. Additionally, we utilize consultants on an as needed basis.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 334 S. Hyde Park Ave., Tampa, FL 33606 with approximately 1500 square feet of office space rented from the former Chairman of the Board of Directors, Mark Pena.

Management will continue to assess our needs for office space as we continue to expand our business.

ITEM 3. LEGAL PROCEEDINGS

On March 14, 2007, a lawsuit was filed in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County Circuit Civil Division (Case No.: 07-003056). The plaintiff in the case is Lior Segal, the former CFO of Renewable Energy Resources, Inc. and the defendant is Renewable Energy Resources, Inc.

ITEM 3. LEGAL PROCEEDINGS - continued

Mr. Segal claims he is owed compensation of $4,500 for his work while employed by Renewable Energy Resources, Inc. and in addition, he had taken restricted shares of stock in lieu of cash compensation and since he is no longer with the company, would like to return the restricted shares of stock and receive $22,500 is cash compensation in lieu of the restricted stock.

Management believes that this case is without merit and the $26,500 is not accrued in the financial statements as management has determined that this payment currently is not yet probable.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We first started trading on June 13, 2002 under the name Tel-Voice Communication, Inc. on the Over The Counter Bulletin Board (“OTCBB”). In January, 2002, we started trading under the name Home Services International, Inc. under the symbol “HSVI.” On January 2, 2004, Internal Command International, Inc. (a private company) merged with Home Services International, Inc. (a publicly traded company under symbol of HSVI) to become Internal Hydro International, Inc. On January 16, 2004, the trading symbol was changed from HSVI to IHDR.

On July 27, 2004, the Board of Directors approved a 5 to 1 stock split of our common and preferred stock to become effective September 10, 2004. The stock split increased the number of outstanding shares of common stock from 2,875,279 to 14,376,395 and the number of outstanding shares of preferred stock from 5,750,000 to 28,750,000 as of September 10, 2004. All references to our common and preferred stock in the financial statements have been restated to reflect the stock split.

On February 20, 2007, we changed our name to Renewable Energy Resources, Inc. and obtained a new trading symbol on the OTC Bulletin Board of “RENW.”

As of March 15, 2007, we had 155,930,961 shares of common stock outstanding and 885,180 shares of class “A” preferred stock outstanding.

Set forth below are the high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for the last two fiscal years.

Quarter	High	Low
2005
First Quarter	$0.2	$0.08
Second Quarter	$0.25	$0.08
Third Quarter	$0.13	$0.051
Fourth Quarter	$0.1	$0.03

2006
First Quarter	$0.6	$0.04
Second Quarter	$0.57	$0.13
Third Quarter	$0.145	$0.06
Fourth Quarter	$0.225	$0.085

The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

The bid price of our common stock was $.067 per share on March 15, 2007.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

RECORD HOLDERS

As of March 15, 2007, we had 1285 shareholders of record.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2006

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
100 2nd Avenue South #104 N.
St. Petersburg, Florida 33701

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

During the last quarter of our fiscal year ended December 31, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  None of the transactions involved a public offering and no commissions were paid.  We believe that each person had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risks of our securities.  We believe that each person was knowledgeable about our operations and financial condition.

October 2006
In October 2006, we issued 153,333 shares of our restricted common stock valued at $.085 per share to four individuals unrelated to the company, in payment of short term loans totaling $13,000. Pursuant to the terms of the loans, if the loan was not repaid within ten days, then shares of restricted common stock were to be issued to the lender equal to the amount of the loan. The value of the shares was calculated as of the date of the loan. The shares were discounted approximately 50%.

ITEM 6. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2006 included in this Annual Report.

ITEM 6. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS - continued

GENERAL

Renewable Energy Resources, Inc. (the "Company") was organized on December 31, 1996 as Tel-Voice Communications, Inc. as a Nevada Corporation. On January 6, 2003, we changed our name to Home Services International, Inc. On January 2, 2004, the Company entered into a merger agreement and on January 13, 2004, the name was changed to Internal Hydro International, Inc. The Company was re-domiciled to Florida on February 4, 2004. On February 20, 2007, we changed our name to Renewable Energy Resources, Inc. We are a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol “RENW”. Our offices are located at 334 S. Hyde Park Ave., Tampa, Florida 33606. Our website is www.renw.com.

RESULTS OF OPERATIONS

Our operations during 2006 concentrated on the development of the EC V prototype. In 2005, we turned over the development of the EC IV to Triton Technologies. Management felt the sales potential of the EC V warranted this shift in our focus. The goal was to proceed along parallel paths: Triton would finalize the development of the EC IV and take over the marketing of the product; and we would develop the EC V and market this product.

The EC V is smaller than the EC IV but capable of producing the same electrical output. The versions of the EC IV produced were four and six cylinder in line engines. The EC V is a 12-cylinder radial system that uses “slices” that are combined to produce 30 Kw with a standard four slice array. Like the EC IV, the EC V is designed to accept a 65 p.s.i. flow. Unlike the EC IV, the radial cylinders on the EC V work on a common cam or shaft to drive a generator.

Progress on completing the EC V prototype was slower than anticipated. Some of the delay can be attributed to the sophisticated machining required for the radial design. Some of the delay occurred because of the availability of funding. Additionally, when the prototype was tested, some design issues materialized. These issues were resolved and the prototype tested during the last quarter of the year. During testing the EC V showed itself to be robust and hardy—necessary for the type of installations contemplated by us.

The arrangement with Triton Technologies to finish the development of the EC IV did not work out. We sent a termination letter to Triton and will develop the EC IV in line system in house. Discussions to restart work on the EC IV are currently underway with the original inventor, Rianey Nelson.

In January 2007, the EC V prototype was shipped to our production partner, Cm2, in Italy. The prototype will undergo further design review with the goal of producing 10 commercial units during 2007. Some commercial units will remain in Europe for placement by Cm2 and the remaining units will be shipped to us for placement in the U.S.

During 2006, we also sought to acquire technologies that fit well with our philosophy for renewable energy products. We explored technologies including tire remediation, ethanol and bio-diesel production, clean water technologies, hazardous waste technologies, and other renewable and critical use technologies.

COMPARISON OF YEAR ENDED DECEMBER 31, 2006 TO YEAR ENDED DECEMBER 31, 2005

Revenues were $0 in both 2005 and 2006. The $4,232,051 increase in the net loss to $7,045,255 for the year ended December 31, 2006 from $2,813,204 for the year ended December 31, 2005 is due to a few factors. Selling, general & administrative expenses increased by $4,888,786 to $6,342,034 for the year ended December 31, 2006 from $1,453,248 for the year ended December 31, 2005 primarily due to an increase in the issuance of common stock for consulting services paid in order to get the product through the final stages of development. Research & development costs increased by $274,736 to $691,993 for the year ended December 31, 2006 from $417,254 for the year ended December 31, 2005. Research & development costs increased as the company worked to meet a key goal, the refinement of the technology to prove the large scale power potential of the EC technology.

LIQUIDITY AND CAPITAL RESOURCES

We intend to continue development of the Energy Commander systems but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability.

ITEM 6. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS - continued

We have incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. We are in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. We anticipate it will be successful in these discussions; however there can be no assurances that we will be successful and will produce cash flows sufficient to ensure its long-term viability.

2007 OUTLOOK

During January, we commenced a leadership transition. A new Board of Directors was appointed on January 17, 2007. We also retained Kenneth Brown as our new Chief Executive Officer and R. Edward Hart as our new Chief Operating Officer. These changes were made to allow us to move from a development phase company into a commercially operating entity generating revenue. Additionally, given the demand for alternatives to traditional fossil fuel energy from government, industry and citizens, management decided to broaden our range of business activities within the alternative energy space. We believe that the project development experience of new management will allow it to participate in a wide array of renewable energy projects such as biofuels development and biomass power projects.

We will continue the preproduction efforts and field testing of the EC V units. We expect as long as no unforeseen problems are encountered with the technology to have 10 EC V units produced by our production partner, Cm2, during the second half of the year. We are also restarting the development of the EC IV technology. Discussions are underway with the original inventor of the technology, Rianey Nelson, and funds will be budgeted for this endeavour.

We are also looking at a number of renewable energy projects. As discussed in Item 1, management anticipates that we will be able to close on the Springfield Energy Project and begin operations selling waste coal and disposing of fly ash. This project is currently in the financing stage and there is no guarantee that we will get the financing necessary for the project. We are also looking at biodiesel projects and bio-mass power plant projects. These projects are currently in the negotiation phase.

Finally, as part of the business plan, management is also looking at companies or technologies to acquire or partner with that complement our business goals.

Forward looking statements
We are including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, Renewable Energy Resources, Inc. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that could cause actual results to differ materially from those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; and our ability to efficiently manage our operations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

ITEM 6. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS - continued

UNCERTAINTIES:

Development Stage Company

We are in the development stage. There is no assurance that our activities will be profitable. The likelihood of our success must also be considered in light of the problems, expenses, difficulties, complications, delays and all of the inherent risks frequently encountered in the formation and operation of a relatively new business.

Going Concern

The financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

Management believes that current plans to expand the our operations and a combination of financing and capital raising plans will provide sufficient working capital to allow us to continue as a going concern.

Costs of Conducting Business

We will still incur costs for research and development; however, the major work on the EC V has been completed. Marketing efforts will be expanded as units become available. The ability to generate a profit depends, among other factors, on the amount of revenues from the sale of our products and our operating costs.

Technological Change

We expect that many new technologies and products will be introduced over the next several years. Our success will depend, among other things, on our ability to develop and maintain a competitively positioned technologically. There can be no assurance that we will have access to subsequently developed technologies by other persons. Technological advances by a competitor may result in our present or future products becoming noncompetitive or obsolete. We cannot be assured that competitors will not develop functionally similar or superior products, which event could have an adverse effect on our business.

Contracts

There can be no assurance that we will be able to obtain sufficient and suitable contracts for our business plan.

Fluctuations in Operating Results

Our revenues and results of operations may vary significantly in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, some of which are outside our control including, among others, the expected relatively long sales and implementation cycles for our products; the size and timing of individual license transactions and joint venture arrangements; seasonality of revenues; changes in the our operating expenses; changes in the mix of products sold; timing of introduction or enhancement of our products or our competitors; market acceptance of new products; technological changes in technology; personnel changes and difficulties in attracting and retaining qualified sales, marketing, technical and consulting personnel; changes in customers' budgeting cycles; quality control of products sold; and economic conditions generally and in specific industry segments.

There can be no assurance that our products will achieve broad market acceptance or that we will be successful in marketing our products or enhancements thereto. In the event that our current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than the our products, demand for the our products would decline. A decline in demand for, or market acceptance of, our products as a result of competition, technological change, or other factors would have material adverse effects on the our business, financial condition and results of operations.

Seasonality

We do not expect to experience material seasonal variations in revenues or operating costs.

Off balance sheet arrangements

For the year ended December 31, 2006, we did not have any off balance sheet transactions.

ITEM 7. FINANCIAL STATEMENTS

The financial statements for this item begin on page F-1.

TABLE OF CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheet As of December 31, 2006	F-3

Statements of Operations For the years ended December 31, 2006 and 2005	F-4

Statements of Stockholders’ Equity (Deficit) For the Years Ended December 31, 2006 and 2005	F-5

Statements of Cash Flows For the Years Ended December 31, 2006 and 2005	F-6

Notes to Financial Statements	F-7- F-15

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Renewable Energy Resources, Inc.
Tampa, Florida

We have audited the balance sheet of Renewable Energy Resources, Inc. as of December 31, 2006 and the related statements of operations, statement of stockholders’ deficit and cash flows, for the year then ended, and for the period from inception to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy Resources, Inc. as of December 31, 2006 and the results of their operations and cash flows for the years then ended, and for the period from inception to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company suffered recurring losses from operations and has not yet realized any revenues. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baumann, Raymondo & Company PA
Baumann, Raymondo & Company PA
Tampa, Florida
March 27, 2007

RENEWABLE ENERGY RESOURCES, INC.

BALANCE SHEET
(A Development Stage Company)

As of December 31, 2006

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,221
Security Deposit	2,500
Total Current Assets	6,721

PROPERTY AND EQUIPMENT
Computers and Equipment (net)	13,885

OTHER ASSETS
Investment- Langley	6,304
Investment- Kinetic Energy	68,750
License	100,000
Prepaid Rent	4,200
Total Other Assets	193,139

Total Assets	$199,860

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$86,011
Shareholder Loans	155,000
Total Current Liabilities	241,011

OTHER LIABILITIES
Debt Under Negotiations	906,879
Commitments and Contingencies	-
Total Liabilities	1,147,890

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 200,000,000 Shares Authorized	122,914
122,913,547 Issued and Outstanding
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized	1,056
1,055,180 Issued and Outstanding
Additional Paid -in Capital	12,581,087

Accumulated Comprehensive Loss	(83,787)

Accumulated Deficit	(13,569,300)
Total Stockholders' Equity	(948,030)

Total Liabilities & Equity	$199,860

See accompanying notes to audited financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.
STATEMENT OF OPERATIONS
(A Development Stage Company)

For the years ended December 31, 2006 and 2005

			Accumulated
			from
			Date of
	For the year	For the year	Inception
	ended	ended	Through
	December 31, 2006	December 31, 2005	December 31, 2006
Net Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Selling, General & Administrative Expenses	6,342,034	1,453,248	10,515,410

Reasearch And Development	691,993	417,257	1,357,926

Loss from Operations	7,034,027	1,870,505	11,873,336

Loss on Sale of Securities	-	-	697,237
Permanent Impairment Writedown on
Marketable securities	-	903,468	903,468
Interest Expense	11,228	39,231	95,259

Net Loss	$7,045,255	$2,813,204	$13,569,300

Basic Net Loss Per Common Share	$(0.08)	$(0.07)

Diluted Net Loss Per Common Share	$(0.08)	$(0.07)

Weighted Average of Common Shares
Outstanding	87,708,593	39,375,134

See accompanying notes to audited financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.
For the Years Ended December 31, 2006 and 2005
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional	Accumulated
	Common Stock		Preferred Stock		Paid -In	Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Loss	Deficit	Total
BALANCE
DECEMBER 31, 2004	18,218,127	$18,218	28,530,750	$28,531	$3,761,111	$(771,362)	$(3,710,840)	$(674,342)

Shares Issued for Services	14,193,398	14,193			1,218,374			1,232,567

Debt Converted to Common Stock	2,595,915	2,596			127,154			129,750

Conversion of Preferred to Common Stock	21,363,305	21,363	(21,363,305)	(21,363)

Issued for Regent Contract	7,400,000	7,400			288,600			296,000

Net Loss							(2,813,204)	(2,813,204)

Unrealized Loss						(223,889)		(223,889)

Permanent Impairment
of Marketable Securities						903,468		903,468

BALANCE
DECEMBER 31, 2005	63,770,745	63,771	7,167,445	7,168	5,395,239	(91,783)	(6,524,045)	(1,149,650)

Shares Issued for Services	42,312,753	42,313			5,866,589			5,908,902

Debt Converted to Common Stock	7,702,784	7,703			812,374			820,077

Conversion of Preferred to Common Stock	6,112,265	6,112	(6,112,265)	(6,112)

Issued for Regent Contract	3,015,000	3,015			506,885			509,900

Net Loss							(7,045,255)	(7,045,255)

Unrealized Loss						7,996		7,996

BALANCE
DECEMBER 31,2006	122,913,547	$122,914	1,055,180	$1,056	$12,581,087	$(83,787)	$(13,569,300)	$(948,030)

See accompanying notes to audited financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.

STATEMENT OF CASH FLOWS
(A Development Stage Company)

For the Years Ended December 31, 2006 and 2005

			Accumulated from
			Date of Inception
	For the Year Ended	For the Year Ended	through
	December 31, 2006	December 31, 2005	December 31, 2006
OPERATING ACTIVITIES
Net Loss	$(7,045,255)	$(2,813,204)	$(13,569,299)

Adjustments To Reconcile Net Loss to Cash Used By Operating Activities:
Depreciation	4,445	3,700	12,076
Amortization of Debt Discount	-	-	40,000
Issuance of Shares for Interest	6,196	-	6,196
Issuance of Common Shares for Services	5,824,239	1,232,568	9,300,376
Issuance to Regent	509,900	296,000	805,900
Loss on Sale of Securities	-	-	697,237
Permenent Impairment	-	903,468	903,468
Changes in Assets & Liabilities
Stock Subscription	-	2,500	-
Stock Loans Receivable	-	7,000	7,000
Contingent Payroll Liability	(26,624)	37,987	11,363
Decrease / Increase in AP & Accrued Liability	(37,988)	38,048	40,991
Cash Provided (Used) By Operating Activitites	(765,087)	291,933	(1,744,692)

INVESTING ACTIVITIES
Purchase of Fixed Assets	(7,878)	-	(23,881)
Cash Proceeds on Sale of Marketable Securities	7,820	-	201,208
Licensing Fee	(100,000)	-	(100,000)
Employee Advances	-	-	(7,000)

Cash Provided (Used) By Investing Activities	(100,058)	-	70,327

FINANCING ACTIVITIES

Proceeds from notes payable	-	-	60,000
Net Proceeds From Shareholder Advances	871,265	254,482	1,621,086
Security deposit	(2,500)	-	(2,500)

Cash Provided By Financing	868,765	254,482	1,678,586

Increase in Cash and Cash Equivalents	3,620	37,451	4,221

CASH AND CASH EQUIVALENTS, beginning of year	600	38,051	-

CASH AND CASH EQUIVALENTS, end of year	$4,221	$600	$4,221

See accompanying notes to audited financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIGICANT ACCOUNTING POLICIES

Background and Nature of Business

RENEWABLE ENERGY RESOURCES, INC., a Development Stage Company, (formerly Internal Hydro International, Inc. (“IHII”) and Internal Command International (“ICI”)) was incorporated under the laws of the State of Florida on January 21, 2003 (the “Company”).

On January 2, 2004, the Company entered into a merger agreement with Home Services International, Inc. (“HSI”). HSI issued 27,500,000 shares of its Series A Preferred stock. The Company is a development stage enterprise. The Company intends to manufacture and distribute its alternative energy products that use water pressure flow to generate electricity. In connection with this acquisition, the company was re-named “Internal Hydro International, Inc.”

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

Management is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Development Stage Enterprise

The Company is considered a Development Stage Enterprise in that principal operations have not commenced and principal operations have not generated any revenue. During the development stage, the Company devotes most of its activities toward establishing business and raising capital.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As reflected in the accompanying financial statements, the Company has had recurring losses and negative cash flows from operations, and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable, notes payable and accrued liabilities, as applicable, approximates fair value due to the short term nature of these items in accordance with the provisions of SFAS no. 157 “Disclosures about Fair Value of Financial Instruments”.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at December 31, 2006.

Revenue

There was no revenue generated in the years ended December 31, 2006 and 2005.

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

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2006, there were no stock options and 3,107,497 warrants outstanding.

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

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

The Company uses the fair value based method of accounting for its stock option plans. Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments, which requires companies to expense stock options and other share-based payments. SFAS No. 123R supersedes SFAS No. 123, which permitted either expensing stock options or providing pro forma disclosure. The Company adopted the modified prospective application transition method as proscribed by SFAS No. 123R, which applies to all new awards and to awards granted, modified, canceled, or repurchased after January 1, 2006, as well as the unvested portion of the prior awards. The adoption of SFAS No. 123R resulted in no changes to the 2006 or prior financial statement amounts or disclosures.

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the year ended December 31, 2006.

Recently Issued Accounting Pronouncements

Management has not identified any new accounting pronouncements that are expected to a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN CONSIDERATION

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2006 and 2005, the Company reported net losses of $7,045,255 and $2,813,204, respectively.

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

▪	The Company’s ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

▪	The Company’s ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company entered into a comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement on October 12, 2005 with Regent Machine Products, LLC for the exclusive rights to the HydroCam/EC V technology which was developed by Regent Machine Products, LLC. Anthony Pecoraro, the Company’s former Chairman of the Board and VP of New Technology, is the current Vice President and Co-Founder of Regent Machine Products, LLC. In addition, Mr. Pecoraro is married to Mary Pecoraro, the President and Co-Founder of Regent Machine Products, LLC. Mr. Pecoraro was not affiliated with the Company at the time the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement was signed, however, Mary Pecoraro was Secretary of the Company at that time.

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS - continued

For the year ended December 31, 2006 officers and directors of the company received 18,308,862 shares valued at $2,253,512 for partial payment of their services for the year. 95.6% of shares were shares of restricted common stock.

We borrow funds from officers and stockholders from time to time.

Two individuals named in Item 403 of Regulation S-B have advanced us money for general and administrative expenses: Craig Huffman, our Current Executive Vice President Chairman of the Board and former President, and James Thomas, our current Director.

As of December 31, 2005, Mr. Huffman was owed a total of $46,000. Mr. Huffman received 200,000 shares of our restricted common stock on 4/10/06 for payment of this loan.

As of December 31, 2005, Mr. Thomas was owed a total of $37,500. Mr. Thomas received 300,000 shares of our restricted common stock on 3/28/06 as payment for $5,500 owed for a loan made on 6/23/2005.

As of December 31, 2006, Mr. Huffman was owed $25,500 and Mr. Thomas was owed $32,000.

There have been no repayment terms specified for these loans. As such, we have classified the loans as current liabilities.

In addition, Charles Pecoraro, the brother of Anthony Pecoraro, our former Chairman and Vice President of New Technology Development, was issued 950,000 shares of stock for consulting services valued at $491,500. He also received 100,000 shares of stock as a commission/finders fee valued at $57,000. John Phillip Pecoraro, the brother of Anthony Pecoraro, our former Chairman and Vice President of New Technology Development, was issued 25,000 shares of stock for consulting services valued at $2,700. Phillip Pecoraro, the brother of Anthony Pecoraro, our former Chairman and Vice President of New Technology Development, was issued 10,000 shares of stock for consulting services valued at $2,000.

On March 23, 2006, Mary Pecoraro was issued 100,000 shares valued at $30,500 for payment due under the Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement. Mary Pecoraro is our former Secretary and is the wife of Anthony Pecoraro, our former Chairman and Vice President of New Technology Development.

On June 7, 2006, Mary Pecoraro was issued 300,000 shares valued at $20,000 for payment due under the Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement.

During the fiscal year ended December 31, 2006, Mr. Thomas received 2,500,000 shares of our restricted common stock which we value at $450,000 as payment for the Agreement for Licensing, Joint Venture Agreement and Manufacturing Agreement.

NOTE 4 - STOCKHOLDERS' DEFICIENCY

On October 12, 2005, 7,400,000 shares were issued for the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement with Regent Machine Products, LLC. Additionally, in the quarter ended June 30, 2006, 2,500,000 shares were issued under this agreement. A total of 9,900,000 shares have been issued under this agreement.

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' DEFICIENCY - continued

During the year ended December 31, 2002, HSI placed 2,813,180 shares of its common stock in an escrow account. These shares are contingently issuable as they are to be issued to creditors as part of a plan to negotiate Company obligations through an intermediary. The Company is attempting to settle obligations by negotiating with creditors to take the Company’s common stock as payment for the obligations. During the year ended December 31, 2002, the Company had not issued any of these shares to creditors. During the year ended December 31, 2003, the Company negotiated a settlement in which 249,905 shares of common stock were issued out of escrow to settle a creditor obligation that had an original balance of $65,000. The settlement was recorded at the trading value of the shares on the date of settlement. That value was $299,866. The result was an additional expense of $234,866 charged to operations for the year ended December 31, 2003. During the year ended December 31, 2004 and December 31, 2005, the Company did not issued any of these shares to creditors. No shares were issued in 2006.

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

The balance of the 441,389 shares owned by the Company are valued at the market price of the Langley Park Investments Plc as listed on the London Stock Exchange ("LSE") with the difference being carried as a component of comprehensive income in the equity section of the Company’s financial statements.

Pursuant to the terms and conditions of the Purchase Agreement, on the two year anniversary of the Purchase Agreement (Two Year Anniversary), the market value of the Company's common stock will be compared to the purchase price of the Company Stock under the Purchase Agreement "Market Value” is defined as the average of the ten (10) closing bid prices per share of the Company's common stock during the ten (10) trading days immediately preceding the Two Year Anniversary of the Agreement. If the Market Value of the Company's common stock on the Two Year Anniversary is the same or higher than purchase price per share, then at that time, the Company will receive all of the Langley Escrow Shares. If the Market Value on the Two Year Anniversary is less than purchase price per share, then for each percentage point decline in value, the Company must sell a corresponding percentage of the Langley Escrow Shares back to Langley for nominal consideration, up to the maximum number of Langley Escrow Shares, and the balance of the Langley Escrow Shares will be released from escrow to the Company. In October 2006 the company sold 413,935 shares for proceeds of $7,820.16. The company still has 27,454 shares.

The Company was approached with the investment by Langley, at a time when the two year lock up of the shares to be issued was voted on by the Board of Directors as being acceptable for purposes of investment given the stock price and discount proposed by Langley. The escrowed shares were analyzed on December 31, 2004 and accounted for as if they would eventually be sold at the two year mark as investment holding period. At the time of the investment and at the time of the accounting determination, management believed that the Company would meet the criteria as set forth in the Langley agreement which would allow the sale of the remaining shares in the fund. The Company recorded an additional unrealized loss of $100,409 on this investment at December 31, 2005 due to this provision. The additional write down was calculated on the basis of the quoted value of the Langley shares less the pro-rata value of shares that would be returned to Langley based on the trading value of the Company's common stock at December 31, 2005.

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 5 - COMMON AND PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001 and the issuance of up to 70,000,000 shares of preferred stock, with a par value of $.001.

COMMON STOCK
During the year ended December 31, 2006, the Company engaged in various transactions affecting stockholders’ equity, as follows:

The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant. For the year ended, December 31, 2006, a total of 42,312,753 shares of common stock were issued to 42 individuals and organizations as payment for services totaling $5,908,902.

During 2006 the company issued 3,015,000 of shares to Regent per agreement totaling $509,900.

For the year ended December 31, 2006, 7,702,784 shares of common stock were issued as payment for loans totaling $820,077. Loans are non-interest bearing and are paid by discounted stock valued as of the date of the loan. Pursuant to the terms of the loan, if the loan can not be repaid within a specified time period, then shares are issued to the lender equal to the amount of the loan. The shares are discounted approximately 50%.

PREFERRED STOCK
The Company's has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding. During 2006 6,112,265 preferred shares were converted to common stock. On December 31, 2006 there were 1,055,180 shares of preferred outstanding.

There were $105,518 in unpaid and undeclared cumulative dividends accrued during the year ending December 31, 2006. Total cumulative dividends unpaid and undeclared as of December 31, 2006 are $316,554.

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the year ended December 31, 2006 and 2005 was $4,445 and $3,700, respectively.

Property and equipment consisted of the following at December 31, 2006:

Computer and equipment	$41,266

Less accumulated depreciation	27,381

Furniture and equipment, net	$13,885

NOTE 7 -  STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in previous periods in the years ended December 31, 2006 and 2005.

NOTE 8 - INCOME TAXES

The Company has no income tax provision or benefit in the periods ended December 31, 2006 and 2005. Prior to the merger transaction with HSI the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code.

During the year ended December 31, 2006, the Company generated a tax benefit related to operating loss carryforwards of $3,029,460 that was equally offset by a valuation allowance.

At December 31, 2006, the Company had federal net operating loss carry forwards of approximately $5,088,487 that expire from 2009 to 2026 and state net operating loss carryforwards of approximately $746,311 that expire from 2007 to 2010. Substantially all of the deferred income tax asset of $5,834,798 relates to income tax benefits from net operating loss carry forwards. Because of the change of control issues under Section 382 of the Internal Revenue Code and the current uncertainty of realizing the benefits of the tax carryforward, an equal valuation allowance has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

Significant components of the Company’s deferred tax assets were as follows:

	2006	2005
Net operating losses	$13,569,300	$6,524,044
Total deferred tax assets	5,834,798	2,805,338
Valuation allowance	(5,834,798)	(2,805,338)
Net deferred tax assets	$-	$-

The valuation allowance increased by $3,029,460 during the year ended December 31, 2006.

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Prior to the merger of Internal Command with Home Services, the Company (HSVI) had incurred additional deficits in cash flow from operating activities. The Company had accrued approximately $906,900 in obligations to vendors, consultants and former employees. We are attempting to settle these obligations, primarily through the issuance of common stock. Management believes we will ultimately settle these obligations for no more than amounts accrued at December 31, 2004. As a part of the Merger Agreement with Internal Command International, Inc. (ICI), our former Chief Executive Officer of HSVI, Jay Budd, had and did affirm that the outstanding debts of HSVI have been properly structured for management of the debt post-merger; namely, that the debt was in the hands of suitable professional debt management team, including Fletcher & Associates, and Harry J. Miller, PLLC; that there has been set aside as part of the issued common stock for obligation and satisfaction of the debt; and that the incoming principals of ICI would be held harmless for this debt. In the summer of 2005, we released Harry Miller, PLLC and Fletcher & Associates from their duties as debt managers, taking control of such matters internally. To date, the shares issued to secure these debts are unissued, and held by both Harry Miller PLLC in trust, and with the Company, should the need arise for settlement of any such debts, if communication and demand for the same is made. To date no such verified debt demands have been made. Any settlements will be valued at the fair value of the stock at the time the settlement is reached, or some other amount as negotiated.

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

NOTE 10 - LOSS PER SHARE

Outstanding warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2006 and 2005 because the effect of their inclusion would be anti-dilutive.

Warrants to purchase 3,107,497 shares of common stock were outstanding and excluded from the loss per share calculation at December 31, 2006.

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

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 11 - INVESTMENTS - continued

Investment in Langley and Kinetic securities consisted of the following at December 31, 2006:

	Cost	Gross Gains	Unrealized Losses	Impairment Write-down	Fair Value
Langley Kinetic	$ 890,625 $187,500	$ 15,817 $ -	$ 83,786 $ 0	$ (784,718) $ (118,750)	$ 6,304 $ 68,750

During the year ended December 31, 2005, the Company determined that the decline in value of the Langley shares was other than temporary. However, there was no basis to determine a forecasted recovery of fair value up to (or beyond) the cost of the investment. Therefore, the Company wrote the carrying value down by $784,718 to the investtment's quoted trading value at September 30, 2005.

Proceeds from sales of equity securities were $193,388 and gross realized losses were $697,237 for the year ended December 31, 2004. The fair value at December 31, 2005 is determined based on the trading price of Langley and translated to U.S. dollars at the exchange rate on December 31, 2005.

The value on December 31, 2006 is determined based on the trading price of Langley and translated to U.S. dollars at the exchange rate on December 31, 2006.

During the year ended December 31, 2004, the Company invested in Kinetic Energy Systems, Inc. (“Kinetic”) by issuing 1,250,000 shares of its common stock for approximately 20% of Kinetic. The value of the investment was determined to be $187,500 based on the trading price of the Company’s common stock at the time of the agreement. The Company intends to jointly develop and market complimentary technologies with Kinetic. The Company classifies its investment in Kinetic as available-for-sale and has carried its investment at cost. The investment was written down by $118,750 on September 30 2005 to reflect slower than anticipated development progress by Kinetic. The Company owns 2,000,000 voting preferred shares of Kinetic Energy Systems, Inc. Kinetic has 10,000,000 preferred shares issued and outstanding and 1,000,000 common shares outstanding. The Company’s interest in Kinetic is approximately 18%. The Company exercises no management control and therefore, the cost method was used.

NOTE 12 - SHAREHOLDER LOANS

As of December 31, 2006, the Company had outstanding loans from our two directors totaling $155,000. The loans have no repayment terms.

NOTE 13 - SUBSEQUENT EVENT

On March 14, 2007, a lawsuit was filed in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County Circuit Civil Division (Case No.: 07-003056). The Plaintiff in the case is Lior Segal, the former CFO of Renewable Energy Resources, Inc. and the defendant is Renewable Energy Resources, Inc.

Mr. Segal claims he is owed compensation of $4,500 for his work while employed by Renewable Energy Resources, Inc. and in addition, he had taken restricted shares of stock in lieu of cash compensation and since he is no longer with the company, would like to return the restricted shares of stock and receive $22,500 is cash compensation in lieu of the restricted stock.

Management believes that this case is without merit and the $26,500 is not accrued in the financial statements as management has determined that this payment currently is not yet probable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Kenneth Brown, our Chief Executive Officer and Acting Principal Financial Officer has evaluated our controls and procedures as of December 31, 2006. He has concluded that our disclosure controls and procedures are appropriate and effective.

During the quarter ended December 31, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Kenneth Brown, our Chief Executive Officer and Acting Principal Financial Officer has evaluated our controls and procedures as of December 31, 2006. He has concluded that our disclosure controls and procedures are appropriate and effective.

During the quarter ended December 31, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

CURRENT OFFICERS AND DIRECTORS

The following table sets forth the name, age, and position of each executive officer and director of the Company as of March 15, 2007:

NAME	AGE	POSITION
Kenneth Brown	48	Chief Executive Officer and Acting Principal Financial Officer

R. Edward Hart	50	Chief Operating Officer and Corporate Secretary

Craig Huffman	40	Executive Vice President and Acting Chairman of the Board

James Thomas	40	Director

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

Kenneth Brown, age 48
Kenneth Brown was appointed Chief Executive Officer on January 17, 2007 and was appointed to the position of Acting Principal Financial Officer on February 13, 2007. From October 2005 through December 2006, Mr. Brown was Vice President and a Director of EarthFirst Americas, Inc. with responsibilities for all biodiesel sales and new business development. From December 1999 through October 2005, Mr. Brown was Chief Executive Officer and a Board Member of ACQUA America, Inc. Mr. Brown received his Juris Doctor from the University of Florida College of Law in 1987 and his BBA from Mercer University in 1980.

R. Edward Hart, age 50
R. Edward Hart was appointed Chief Operating Officer on January 17, 2007 and was appointed Corporate Secretary on March 16, 2007. Mr. Hart was actively involved as President of Encore Energy Solutions, LLC from October 31, 2003 to January 15, 2007. Encore consults for large commercial and industrial end users, manages their natural gas and electric purchases and develops power generation projects. From 2001 to October 31, 2003, Mr. Hart was the Manager for National Industrial Development for TECO Partners, Inc. a subsidiary of TECO Energy.  Mr. Hart is also a partner in Niagara Biomass Power, LLC which is a special purpose entity created to purchase a power plant in New York.  Mr. Hart has over 25 years of experience in the energy (petroleum, natural gas, and electricity) business in marketing, management, and consulting. During his career, Mr. Hart has worked for one of the nation’s largest independent refining and marketing companies, a large electric and gas utility, and also founded a natural gas marketing and exploration company.

EXECUTIVE OFFICERS AND DIRECTORS AS OF DECEMBER 31, 2006

The following table sets forth the name, age, and position of each executive officer and director of the Company as of December 31, 2006.

NAME	AGE	POSITION
Craig Huffman	40	President and Chief Executive Officer (see biography above)

Lior Segal	36	Chief Financial Officer

Anthony J. Pecoraro	42	Chairman of the Board of Directors

James Thomas	40	Director (see biography above)

Wade Kenyon	66	Director

Tony Council	50	Director

Michael Scionti	36	Director

OFFICERS AND DIRECTORS AS OF DECEMBER 31, 2006.

Craig Huffman, age 40
Craig Huffman was appointed our Executive Vice President and Chairman of the Board of Directors on January 17, 2007. Mr. Huffman previously served as President/CEO from January 2, 2004 until January 17, 2007. Mr. Huffman was the co-founder of our predecessor, Internal Command International in 2001. From 2001 through 2004 he served as president of ICI. From 1997 to the present, Mr. Huffman has also had a private law practice. Mr. Huffman received a BA from the, University of Tampa in 1989 and a Juris Doctor from Stetson University College of Law in 1997.

Lior Segal, age 36
Lior Segal was appointed CFO on May 1, 2006 and resigned effective February 13, 2007. From March 16, 2006 to May 1, 2006, Mr. Segal served as our Treasurer. From August 2003 to the present, Mr. Segal has also served as the CFO of Sun Rayz Products Inc., a company engaged in the marketing and distribution of products containing the "FLA-USA" label. From August 2001 to August 2003, Mr. Segal served as a legal assistant for Lentz & Gengaro, P.A.

Anthony J. Pecoraro, age 42
Anthony Pecoraro was appointed as Chairman of the Board of Directors on January 18, 2006 and resigned effective January 17, 2007. Mr. Pecoraro was the Vice President and Founder of Regent Machine Products Inc. in 2005 where he completed the design phase of the EC V. Mr. Pecoraro currently serves as our Vice President of New Technology Development. He was heavily involved in the production and development of the IHDR EC III and IV models, and is the inventor of numerous systems improvement for the HydroCam/EC5. For the last 5 years, Mr. Pecoraro has served in a continuing technical support role for Internal Hydro International and our predecessor company.

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

James A. Thomas, age 40
James A. Thomas was appointed to the Board of Directors on January 3, 2006. Since 1997, Mr. Thomas has run a legal practice in Tampa, Florida. Mr. Thomas received his BA in English from the University of South Florida (1992) and his JD from Stetson University College of Law (1996). Mr. Thomas is a founding partner of the predecessor company, Internal Command International and since that time has served at the direction of the board and senior management in the areas of investor relations and special projects.

Wade Kenyon, age 66
Wade Kenyon was appointed to the Board of Directors on January 2, 2004 and resigned effective January 17, 2007. From 2000 to the present, Mr. Kenyon has been the Professional Sales Manager for Baring Industries, Inc., overseeing the activities of two other project management teams. From 1997 to 2000 he was with Johnson Lancaster as a Project Manager where he solicited and managed high profile food service projects some of which include Universal Studios, Orlando, and Disney World, Orlando, along with University of North Carolina, Lenoir Hall in Greensboro, NC. From 1991 to 1997, he was president of Kenyon and Kenyon, Inc. - Food Facilities and Laundry Design and Consulting. From 1991 to 1997, he was with Sherman Robinson Associates, Atlanta. From 1990 to 1991 Judy Ford Stokes and Associates -Contracted Consultant - responsibilities included participation in design and project management of several major food service in the southeast and Washington, D.C. From 1985 to 1990, Mr. Kenyon worked with Greitzer, Inc., as Vice President -responsible for revamping the manufacturing processes, participating in the design and development of the product lines, reorganizing the sales and marketing efforts and personally closing sales. He received his BA Degree University of South Florida - Majoring in Chemistry, Minor Zoology. Mr. Kenyon is the Co-founder of Internal Command Industries.

Tony Council, age 50
Tony Council was appointed to the Board of Directors on January 18, 2006 and resigned effective January 17, 2007. From January 1991 to the present, Mr. Council has been the founder and President of TLC Engineering, Inc. where he oversees the daily management of engineering, inspection and administrative matters, including contracting, and bid processing for large scale engineering projects. Mr. Council is a Professional Engineer with over two decades of experience in the oil and gas arena. Mr. Council received a BS degree in mechanical engineering from North Carolina ANT State University in 1978. He currently holds a current license in Texas for Professional Engineer that he has held 1993. From 1992 - 2000 was a Senior Consulting Engineer and Project Manager with Mustang Engineering, Inc. of Houston, Texas, where he had a very successful and renowned career in charge of engineering design and project manager of assigned oil and gas projects.

Michael Scionti, age 38
Michael Scionti was appointed to the Board of Directors on January 3, 2006 and resigned effective January 17, 2007. From 2000 to the present, Mr. Scionti has been a Captain in the United States Army Reserves, Judge Advocate General’s Corps (JAG); Member, United States Military Court of Criminal Appeals. Captain, United States Army, He volunteered for active duty and served with the Third Infantry Division; Served in Operation Enduring Freedom and Iraqi Freedom in support of our nation’s efforts to fight the global war on terrorism, participating in the initial invasion of Iraq with 3rd ID; Conducted damage assessments and consulted with Iraqi foreign nationals on cross-cultural awareness of humanitarian need for civilians in time of war; Was the responsible governing magistrate during the investigation of Abu Ghraib prisoner abuse; Decorated war veteran, receiving the Bronze Star for proven leadership and service during ground combat (2003 - 2004).

Mr. Scionti received his BS in 1990 from Florida State University and his JD from South Texas College of Law (1996); Recipient, American Jurisprudence Award for Torts and Langdell Scholar for Excellence Admitted to Practice in Florida (1996); Member, Florida Supreme Court; United States Supreme Court, United States Court of Appeal, Eleventh Circuit; United States District Court, Middle District of Florida.

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

BOARD OF DIRECTORS

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the discretion of the Board of Directors.

We currently do not have an audit committee or any committees. In the future, we may designate committees as necessary to conduct business. We believe this structure is adequate based on the size of our company.

During the fiscal year ended, December 31, 2006, we paid each of our Directors the equivalent of $5,000 per month for nine months by issuing shares of our restricted common stock. Each Director also received an annual bonus in the form of shares of our restricted common stock. Currently, our Directors are not compensated: however, in the future, we may compensate our Directors under a schedule to be developed by the Board of Directors. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation.

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to us during or respecting our last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.

CODE OF ETHICS

We adopted a Code of Ethics for our Principal Executive and Senior Financial Officers. A copy of which was attached to our 10-KSB filed on May 19, 2006.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers for the fiscal years ending December 31, 2005 and 2006.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Craig Huffman, President and CEO	2005	$15,875	0	$9,360 1	0	0	0	0	$25,235
	2006	$85,000	0	$403,352[2]	0	0	0	0	$488,352
Lior Segal, Chief Financial Officer	2005	0	0	0	0	0	0	0	0
	2006	$29,000	0	$383,000[3]	0	0	0	0	$412,000
Art Tanner, Chief Financial Officer, from March 1, 2006- May 1, 2006	2005	0	0	0	0	0	0	0	0
	2006	$6,000	0	$6,000[4]	0	0	0	0	$12,000

1. During 2005, Mr. Huffman was issued 141,237 shares of our restricted common stock as compensation.
2. During 2006, Mr. Huffman was issued compensation of 218,354 shares of our common stock which were registered on Form S-8 and valued at $45,500. Mr. Huffman also received compensation of 1.264,153 shares of our restricted common stock which were valued at $357,852.
3. During 2006, Mr. Segal was issued compensation of 282,438 shares of our common stock which were registered on Form S-8 which were valued at $67,250. Mr. Segal also received compensation of 2,003,575 shares of our restricted common stock which were valued at $315,750.
4. During 2006, Mr. Tanner was issued compensation of 43,043 shares of our common stock which were registered on Form S-8 which were valued at $6,000.

ITEM 10. EXECUTIVE COMPENSATION - continiued

Outstanding Equity Awards at December 31, 2006

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (e)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (j)
Craig Huffman, President and CEO	0	0	0	0	0	0	0	0	0
Lior Segal, Chief Financial Officer	0	0	0	0	0	0	0	0	0
Art Tanner, Chief Financial Officer from March 1, 2006-May 1, 2006	0	0	0	0	0	0	0	0	0

Director Compensation

The following table sets forth the compensation paid to our then existing directors for the fiscal year ending December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Anthony Pecoraro, Chairman	0	$342,000	0	0	0		$342,000[1]
Wade Kenyon	0	$114,000	0	0	0	0	$114,000[2]
Tony Council	0	$99,000	0	0	0	0	$99,000[3]
James A. Thomas	0	$ 752,160	0	0	0	0	$752,160[4]
Michael Scionti	0	,$108,000	0	0	0	0	$108,000[5]

1  Mr. Pecoraro was issued a total of 331,585 shares of our restricted common stock which represents $5,000 per month for nine months of board compensation. Mr. Pecoraro also received 2,500,000 shares of our restricted common stock valued at $270,000 as a year end bonus. Additionally, Mr. Pecoraro received a total of 94,773 shares of our restricted common stock which represents $3,000 per month for three months for his participation on an executive committee.
2  Mr. Kenyon was issued a total of 591,585 shares of our restricted common stock which represents $5,000 per month for nine months of board compensation. Mr. Kenyon also received 500,000 shares of our restricted common stock valued at $54,000 as a year end bonus.

ITEM 10. EXECUTIVE COMPENSATION - continiued

 3  Mr. Council was issued a total of 341,585 shares of our restricted common stock which represents $5,000 per month for nine months of board compensation. Mr. Council also received 500,000 shares of our restricted common stock valued at $54,000 as a year end bonus.
4  Mr. Thomas was issued 341,585shares of our restricted common stock which represents $5,000 per month for nine months of board compensation. Mr. Thomas also received 2,100,000 shares of our restricted common stock valued at $226,800 as a year end bonus. Additionally, Mr. Thomas received 94,733 shares of our restricted common stock which represents $3,000 per month for three months for his participation on an executive committee. Mr. Thomas also received 2,500,000 shares of our restricted common stock valued at $450,000 as part of the Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement (see Exhibit 10.2).
5  Mr. Scionti was issued 341,585 shares of our restricted common stock which represents $5,000 per month for nine months of board compensation. Mr. Scionti also received 500,000 shares of our restricted common stock valued at $54,000 as a year end bonus. Mr. Scionti also received an additional 94,773 shares of our restricted common stock which represents $3,000 per month for three months for his participation on an executive committee.

EMPLOYMENT AGREEMENTS

We currently do not have an employment agreement with Mr. Brown.

As of December 31, 2006, Mr. Huffman was President and CEO. On November 22, 2004, we entered into an Employment Agreement with Craig Huffman to act as our President and Chief Executive Officer. In this agreement, Mr. Huffman was to be paid a salary of $96,000 per year, with enumerated other incentives. The base salary was subject to a ten percent incremental increase annually. A copy of Mr. Huffman’s employment agreement was attached as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. This Employment Agreement terminated on December 1, 2006.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS; MANAGEMENT SHARE HOLDINGS

The following table sets forth certain information at March 15, 2007 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of March 15, 2007, we had 155,930,961 shares of common stock outstanding and 885,180 shares of class “A” preferred stock outstanding.

None of our officers or directors owned any preferred stock as of March 15, 2007.

Title of class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class[1]
Common Stock	Kenneth Brown CEO and Acting Principal Financial Officer	0	0%
Common Stock	R. Edward Hart Chief Operating Officer and Corporate Secretary	471,136	Less than 1%
Common Stock	Craig Huffman Executive Vice President and Chairman of the Board of Directors	10,375,586	7%
Common Stock	James A. Thomas Director	11,221,828	7%
Common Stock	All Officers and Directors as a group (total of 4)	22,068,550	14%

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT - continued

Title of class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class[1]
Preferred Stock	Dan Simonetti	142,850	13.5%
Preferred Stock	John F. Simonetti	214,290	20.3%
Preferred Stock	Kevin Pickard	142,850	13.5%
Preferred Stock	Mercatus & Partners LTD FBO Kent Lessman	170,000	16.1%
Preferred Stock	John P. Gordon	250,000	23.7%

(1)
Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2007. As of March 15, 2007, we had 155,930,961shares of common stock outstanding and 885,180 shares of class “A” preferred stock outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year, or in any transaction to which we propose to be a party:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

We borrow funds from officers and stockholders from time to time

Two individuals named in Item 403 of Regulation S-B have advanced us money for general and administrative expenses: Craig Huffman, our current Executive Vice President and Chairman of the Board and former President/CEO, and James Thomas, our current Director.

As of December 31, 2005, Mr. Huffman was owed a total of $46,000. Mr. Huffman received 200,000 shares of restricted stock on 4/10/06 as payment for the $46,000 he was owed.

As of December 31, 2005, Mr. Thomas was owed a total of $37,500. Mr. Thomas received 300,000 shares of restricted stock on 3/28/06 as payment for $5,500 that he was owed for a loan made on 6/23/2005.

As of December 31, 2006, Mr. Huffman is owed $25,500 and Mr. Thomas is owed $32,000. There have been no repayment terms specified for these loans. We have classified the loans as a current liability

In addition, Charles Pecoraro, the brother of Anthony Pecoraro, our former Chairman and Vice President of New Technology Development, was issued 950,000 shares of stock for consulting services valued at $491,500. He also received 100,000 shares of stock as a commission/finders fee valued at $57,000. John Phillip Pecoraro, the brother of Anthony Pecoraro, our former Chairman and Vice President of New Technology Development, was issued 25,000 shares of stock for consulting services valued at $2,700. Phillip Pecoraro, the brother of Anthony Pecoraro, our former Chairman and Vice President of New Technology Development, was issued 10,000 shares of stock for consulting services valued at $2,000.

On March 23, 2006, Mary Pecoraro was issued 100,000 shares valued at $30,500 for payment due under the Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement (see Exhibit 10.2). Mary Pecoraro was our former Secretary and is the wife of Anthony Pecoraro, our former Chairman and Vice President of New Technology Development. On June 7, 2006, Mary Pecoraro was issued 300,000 shares valued at $20,000 for payment due under the Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement (see Exhibit 10.2)

During the fiscal year ended December 31, 2006, Mr. Thomas received 2,500,000 shares of our restricted common stock which we value at $450,000 as payment for the Agreement for Licensing, Joint Venture Agreement and Manufacturing Agreement (see Exhibit 10.2).
.
Director Independence

During 2006, three of our Board of Directors, Wade Kenyon, Michael J. Scionti and Tony Council were independent Directors pursuant to the standards applicable to Regulation S-B. At this time, the company does not have any independent Directors as that term is defined in NASD Rule 4200.

ITEM 13. EXHIBITS

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description
3.1.1	Articles of Incorporation (1)
3.1.2	Amended Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Employment Agreement with Craig Huffman (2)
10.2	Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement (2)
14.1	Code of Ethics (2)
31.1
Certification of Chief Executive Officer and Acting Principal Financial Officer of Renewable Energy Resources, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer and Acting Principal Financial Officer of Renewable Energy Resources, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

(1)	Incorporated by reference to our Registration Statement filed on Form 10-KSB dated March 1, 2000.
(2)	Incorporated by reference to our Form10-KSB for the fiscal year ending December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Epstein, Weber & Conover, PLC billed us in the aggregate amount of $31,590 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-KSB for the year ended December 31, 2005

Baumann, Raymondo & Company, P.A. billed us in the aggregate amount of $8,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-KSB for the year ended December 31, 2006.

AUDIT-RELATED FEES

Epstein, Weber & Conover, PLC. did not bill us, or perform professional services, for assurance and related services that were related to the performance of audit or review of the financial statements for the fiscal year ended December 31, 2006

Baumann, Raymondo & Company, P.A. did not bill us, or perform professional services, for assurance and related services that were reasonably related to the performance of audit or review of the financial statements for the fiscal year ended December 31, 2006.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal year ended December 31, 2006, Epstein, Weber & Conover, PLC did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal year ended December 31, 2005, we were not billed for professional services from any other accounting firm for information systems design or implementation.

For the fiscal year ended December 31, 2006, Baumann, Raymondo & Company, P.A. did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal year ended December 31, 2006, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

Epstein, Weber & Conover, PLC, L.L.P. billed us in the aggregate amount of $2,800 for professional services rendered for tax related services for the fiscal year ended December 31, 2005.

Baumann, Raymondo & Company, P.A. billed us in the aggregate amount of $1,250 for professional services rendered for tax related services for the fiscal year ended December 31, 2006.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2006.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2006 by Baumann, Raymondo & Company, P.A. is compatible with maintaining Baumann, Raymondo & Company, P.A.’s independence.

AUDITOR'S TIME ON TASK

All of the work expended by Baumann, Raymondo & Company, P.A. on our December 31, 2006 audit was attributed to work performed by Baumann, Raymondo & Company, P.A. full-time, permanent employees.

CERTIFICATION

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Tampa, Florida, on April 11, 2007.

RENEWABLE ENERGY RESOURCES, INC.

Date: April 11, 2007	By:	/s/ Kenneth Brown
Kenneth Brown
Title Chief Executive Officer and Acting Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 11, 2007	By:	/s/ Kenneth Brown
Kenneth Brown
Title Chief Executive Officer and Acting Principal Financial Officer

Date: April 11, 2007	By:	/s/ Craig Huffman
Craig Huffman
Title Executive Vice Pesident and Acting Chairman of the Board of Directors

Date: April 11, 2007	By:	/s/ James Thomas
James Thomas
Title Director