Form 10QSB
period 2007-03-31
RENEWABLE ENERGY RESOURCES INC
filed 2007-05-14
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from _______________ to _________________

000-29743

(Commission file number)

RENEWABLE ENERGY RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Florida	88-0409143
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

334 S. HYDE PARK AVE., TAMPA, FLORIDA 33606

 (Address of principal executive offices) (Zip Code)

813-944-3185

(Issuer's telephone number)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No ྑ

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange A Rule 12b-2) Yes  མ    No  X

State the number of shares outstanding of each of the issuer’s classes of common stock as of the last practicable date

There were 170,890,168 shares of common stock, and 885,180 shares of preferred stock issued and outstanding as of May 8, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Documents Incorporated by Reference: None

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENEWABLE ENERGY RESOURCES, INC.

UNAUDITED
BALANCE SHEET
(A Development Stage Company)
As of March 31, 2007

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$6,300
Security Deposit	2,500
Employee Advances	29,500
Total Current Assets	38,300

PROPERTY AND EQUIPMENT
Computers and Equipment (net)	12,607

OTHER ASSETS
Investment- Langley	6,304
Investment- Kinetic Energy	68,750
License	100,000
Prepaid Rent	7,303
Total Other Assets	182,357

Total Assets	$233,264

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$69,452
Accrued Payroll	95,629
Shareholder Loans	43,394
Total Current Liabilities	208,475

OTHER LIABILITIES
Debt Under Negotiations	906,879
Commitments and Contingencies	-
Total Liabilities	1,115,354

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 200,000,000 Shares Authorized	158,131
158,130,916 Issued and Outstanding
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized	855
855,180 Issued and Outstanding
Additional Paid -in Capital	14,156,749

Accumulated Comprehensive Loss	(83,787)

Accumulated Deficit	(14,614,038)
Subscription Receivable	(500,000)
Total Stockholders' Equity	(882,090)

Total Liabilities & Equity	$233,264

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.

UNAUDITED
STATEMENT OF OPERATIONS
(A Development Stage Company)

For the quarters ended March 31, 2007 and 2006 and from inception

			Accumulated
			from
			Date of
			Inception
	For the Quarter Ended		Through
	March 31, 2007	March 31, 2006	March 31, 2007
Net Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Selling, General & Administrative Expenses	1,043,123	1,529,683	11,558,533

Research And Development	1,600	86,644	1,359,526

Loss from Operations	1,044,723	1,616,327	12,918,059

Loss on Sale of Securities	-	-	697,237
Permanent Impairment Writedown on
Marketable securities	-	7,996	903,468
Other Income		(65,000)
Interest Expense	15	1,096	95,274

Net Loss	$1,044,738	$1,560,419	$14,614,038

Basic Net Loss Per Common Share	$(0.01)	$(0.02)

Diluted Net Loss Per Common Share	$(0.01)	$(0.02)

Weighted Average of Common Shares
Outstanding	137,833,966	70,154,950

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.

UNAUDITED
STATEMENT OF CASH FLOWS
(A Development Stage Company)

For the Quarters Ended March 31, 2007 and 2006 and from Inception

			Accumulated from
			Date of Inception
	For the Quarter Ended		through
	March 31, 2007	March 31, 2006	March 31, 2007
OPERATING ACTIVITIES
Net Loss	$(1,044,738)	$(1,560,419)	$(14,614,038)

Adjustments To Reconcile Net Loss to Cash Used By Operating Activities:

Depreciation	1,278	980	13,354

Amortization of Debt Discount	-	-	40,000

Rent Deposit	-	(2,500)	(2,500)

Issuance of Shares for Interest	-	-	6,196

Issuance of Common Shares for Services	834,468	1,368,347	10,134,844

Issuance to Regent	-	-	805,900

Other Income from Cancellation of common stock	-	(65,000)	-

Loss on Sale of Securities	-	-	697,237

Permenent Impairment	-	7,996	911,464

Changes in Assets & Liabilities

Prepaid Rent	15,515	-	-

Stock Subscription	-	-	-

Stock Loans Receivable	-	-	-

Contingent Payroll Liability	-	59,639	11,363

Decrease / Increase in AP & Accrued Liability	112,401	(4,931)	153,032

Cash Provided (Used) By Operating Activitites	(81,076)	(195,888)	(1,843,148)

INVESTING ACTIVITIES

Purchase of Fixed Assets	-	(665)	(16,668)

Cash Proceeds on Sale of Marketable Securities	-	-	201,208

Licensing Fee	-	-	(100,000)

Employee Advances	(29,500)	-	(36,500)

Cash Provided (Used) By Investing Activities	(29,500)	(665)	48,040

FINANCING ACTIVITIES

Proceeds from notes payable	-	-	60,000

Net Proceeds From Shareholder Advances	112,655	289,750	1,733,741
-
Cash Provided By Financing	112,655	289,750	1,793,741

Increase in Cash and Cash Equivalents	2,079	93,197	6,300

CASH AND CASH EQUIVALENTS, beginning of quarter	4,221	600	-

CASH AND CASH EQUIVALENTS, end of quarter	$6,300	$93,797	$6,300

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.
UNAUDITED
Notes to Financial Statements

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

Management is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. In management’s opinion all adjustments for a fair statement of results for interim periods have been included. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

RENEWABLE ENERGY RESOURCES, INC.
UNAUDITED
Notes to Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - continued

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

Revenue

There was no revenue generated in the years ended December 31, 2006 and 2005 and for the quarter ended March 31, 2007.

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarter ended March 31, 2007.

RENEWABLE ENERGY RESOURCES, INC.
UNAUDITED
Notes to Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - continued

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

For the quarter ended March 31, 2007, former officers and directors and current directors of the company received 1,672,501 restricted shares valued at $162,999 as payment for their services for last year and through mid-January of 2007.

On January 23, 2007, Anthony Pecoraro, our former Chairman of the Board and VP of New Technology, accepted 1,500,000 valued at $33,332 in lieu of three monthly payments due under the Licensing, Joint Venture Agreement and Manufacturing Agreement with Regent Machine Products, LLC. In addition, Regent Machine Products, LLC made a loan to the company of $62,300 which was converted to 4,000,000 shares of our restricted common stock during the quarter ended March 31, 2007.

The following stock issuances covering the last quarter of 2006 and the first half of January 2007 took place in January of 2007:

1. Mr. Pecoraro, our former Chairman of the Board and VP of New Technology was issued a total of 181,250 shares of our restricted common stock which represents $5,000 per month for three and one half months of board compensation. Mr. Pecoraro received a total of 90,000 shares of our restricted common stock which represents $3,000 per month for three months for his participation on an executive committee. Mr. Pecoraro was issued 36,250 shares of our restricted shares which represents $1,000 per month for three and one half months as an Officer.

2. Mr. Kenyon, a former Director, was issued a total of 181,250 shares of our restricted common stock which represents $5,000 per month for three and one half months of board compensation.

3. Mr. Council, a former Director, was issued a total of 181,250 shares of our restricted common stock which represents $5,000 per month for three and one half months of board compensation.

4. Mr. Thomas, a current Director, was issued a total of 181,250 shares of our restricted common stock which represents $5,000 per month for three and one half months of board compensation. Mr. Thomas received 90,000 shares of our restricted common stock which represents $3,000 per month for three months for his participation on an executive committee.

5. Mr. Scionti, a former Director, was issued a total of 181,250 shares of our restricted common stock which represents $5,000 per month for three and one half months of board compensation. Mr. .Scionti also received an additional 90,000 shares of our restricted common stock which represents $3,000 per month for three months for his participation on an executive committee.

RENEWABLE ENERGY RESOURCES, INC.
UNAUDITED
Notes to Financial Statements
NOTE 3 - RELATED PARTY TRANSACTIONS - continued

6. Mr. Huffman, our Current Executive Vice President and Chairman of the Board and former President, was issued a total of 90,000 shares of our restricted common stock represent $3,000 a month for his participation on an executive committee. Mr. Huffman also issued 36,250 shares of our restricted common stock which represent $1,000 per month for three and one half months as an officer.

7. Mr. Segal, our former CFO, was issued a total of 81,250 shares of our restricted common stock which represent $5,000 per month for one and one half months of board compensation. Mr. Segal also received a total of 90,000 shares of our restricted shares of our restricted common stock which represents $3,000 per month for three month for his participation on an executive committee. Mr. Segal was issued 36,250 shares of our restricted common stock which represents $1,000 per month for three and one half months as an officer. Mr. Segal was issued 90,000 shares of our restricted common stock in lieu of $3,000 per month pay for three months.

NOTE 4 - STOCKHOLDERS' DEFICIENCY

On October 12, 2005, 7,400,000 shares were issued for the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement with Regent Machine Products, LLC. Additionally, in the quarter ended June 30, 2006, 2,500,000 shares were issued under this agreement and for the quarter ended March, 31, 2007, 1,500,000 shares of our restricted common stock were issued under this agreement. A total of 11,400,000 shares have been issued under this agreement.

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

Pursuant to the terms and conditions of the Purchase Agreement, on the two year anniversary of the Purchase Agreement (Two Year Anniversary), the market value of the Company's common stock will be compared to the purchase price of the Company Stock under the Purchase Agreement "Market Value” is defined as the average of the ten (10) closing bid prices per share of the Company's common stock during the ten (10) trading days immediately preceding the Two Year Anniversary of the Agreement. If the Market Value of the Company's common stock on the Two Year Anniversary is the same or higher than purchase price per share, then at that time, the Company will receive all of the Langley Escrow Shares. If the Market Value on the Two Year Anniversary is less than purchase price per share, then for each percentage point decline in value, the Company must sell a corresponding percentage of the Langley Escrow Shares back to Langley for nominal consideration, up to the maximum number of Langley Escrow Shares, and the balance of the Langley Escrow Shares will be released from escrow to the Company. In October 2006 the company sold 413,935 shares for proceeds of $7,820. The company still has 27,454 shares.

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
UNAUDITED
Notes to Financial Statements

NOTE 5 - COMMON AND PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001 and the issuance of up to 70,000,000 shares of preferred stock, with a par value of $.001.

COMMON STOCK
During the quarter ended March 31, 2007, the Company engaged in various transactions affecting stockholders’ equity, as follows:

The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant. For the quarter ended March 31, 2007, a total of 4,329,059 shares of restricted common stock and 2,099,189 shares of S8 common stock were issued to 14 individuals and organizations as payment for services totaling $527,967.

During the quarter ended March 31, 2007, the company issued 1,500,000 of shares of restricted common stock in lieu of cash under the Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement with Regent Machine Products, LLC. These shares were issued to Anthony Pecoraro, and were valued at $33,332.

For the quarter ended March 31, 2007, 3,256,394 shares of restricted common stock were issued to unrelated parties and 4,000,000 shares of restricted stock were issued to related parties as payment for loans totaling $224,261. Loans are non-interest bearing and are paid by discounted stock valued as of the date of the loan. Pursuant to the terms of the loan, if the loan can not be repaid within a specified time period, then shares are issued to the lender equal to the amount of the loan. The shares issued reflect a discount of approximately 50% for payment of the loans.

In March of 2007, the company issued 15,384,615 shares of restricted common stock under Regulation S of the Securities Act of 1933 to the Mercatec Fund for a subscription receivable of $500,000. In May 2007, we received $40,000 due under this subscription receivable.

PREFERRED STOCK
The Company's has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding. During the quarter ended March 31, 2007, 200,000 shares of preferred stock were converted to 200,000 shares of common stock. On March 31, 2007, there were 885,180 shares of preferred stock outstanding.

There were $22,130 in unpaid and undeclared cumulative dividends accrued during the quarter ended March 31, 2007. Total cumulative dividends unpaid and undeclared as of March 31, 2007 are $199,165.

NOTE 6 - PROPERTY AND EQUIPMENT

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the quarter ended March 31, 2007 and 2006 was $1,278 and $980 respectively.

Property and equipment consisted of the following at March 31, 2007:

Computer and equipment	$41,266

Less accumulated depreciation	(28,659)

Furniture and equipment, net	$12,607

RENEWABLE ENERGY RESOURCES, INC.
UNAUDITED
Notes to Financial Statements

NOTE 7 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in previous periods in the quarters ended March 31, 2007 and 2006.

NOTE 8 -INCOME TAXES

The Company has no income tax provision or benefit in the periods ended December 31, 2006 and 2005. Prior to the merger transaction with HSI the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code.

During the quarter ended March 31, 2007, the Company generated a tax benefit related to operating loss carryforwards of $371,454 that was equally offset by a valuation allowance.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Prior to the merger of Internal Command with Home Services, the Company (HSVI) had incurred additional deficits in cash flow from operating activities. The Company had accrued approximately $906,900 in obligations to vendors, consultants and former employees. We are attempting to settle these obligations, primarily through the issuance of common stock. Management believes we will ultimately settle these obligations for no more than amounts accrued at December 31, 2004. As a part of the Merger Agreement with Internal Command International, Inc. (ICI), our former Chief Executive Officer of HSVI, Jay Budd, had and did affirm that the outstanding debts of HSVI have been properly structured for management of the debt post-merger; namely, that the debt was in the hands of suitable professional debt management team, including Fletcher & Associates, and Harry J. Miller, PLLC; that there has been set aside as part of the issued common stock for obligation and satisfaction of the debt; and that the incoming principals of ICI would be held harmless for this debt. In the summer of 2005, we released Harry Miller, PLLC and Fletcher & Associates from their duties as debt managers, taking control of such matters internally. To date, the shares issued to secure these debts are unissued, and held by both Harry Miller PLLC in trust, and with the Company, should the need arise for settlement of any such debts, if communication and demand for the same is made. To date, no such verified debt demands have been made. Any settlements will be valued at the fair value of the stock at the time the settlement is reached, or some other amount as negotiated.

NOTE 10 - LOSS PER SHARE

Outstanding warrants were not considered in the calculation for diluted earnings per share for the quarters ended March 31, 2007 and 2006 because the effect of their inclusion would be anti-dilutive.

Warrants to purchase 3,107,497 shares of common stock were outstanding and excluded from the loss per share calculation at March 31, 2007.

RENEWABLE ENERGY RESOURCES, INC.
UNAUDITED
Notes to Financial Statements
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

Investment in Langley and Kinetic securities consisted of the following at December 31, 2006:

	Cost	Gross Gains	Unrealized Losses	Impairment Write-down	Fair Value
Langley Kinetic	$ 890,625 $187,500	$ 15,817 $ -	$ 83,786 $ -	$ (784,718) $ (118,750)	$ 6,304 $ 68,750

During the year ended December 31, 2005, the Company determined that the decline in value of the Langley shares was other than temporary. However, there was no basis to determine a forecasted recovery of fair value up to (or beyond) the cost of the investment. Therefore, the Company wrote the carrying value down by $784,718 to the investment's quoted trading value at September 30, 2005.

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

NOTE 12 - SHAREHOLDER LOANS

As of March 31, 2007, the Company had outstanding loans from one director totaling $32,000 and outstanding loans totaling $11,394 from two other individuals unrelated to the company. The loans have no repayment terms.

NOTE 13 - LEGAL

On March 14, 2007, a lawsuit was filed in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County Circuit Civil Division (Case No.: 07-003056). The Plaintiff in the case is Lior Segal, our former CFO and the defendant is Renewable Energy Resources, Inc. Mr. Segal claims he is owed compensation of $4,500 for his work while employed by us. In addition, Mr. Segal had previously accepted shares of restricted stock in lieu of cash compensation. The complaint alleges that he would now like $22,000 in cash compensation in lieu of restricted stock. Management believes that this case is without merit and the $26,500 is not accrued in the financial statements as management has determined that this payment currently is not yet probable. In April 2007, we filed a motion for dismissal.

NOTE 14 - SUBSEQUENT EVENTS

In May of 2007, the Board of Directors authorized the issuance of 5,000,000 shares of restricted common stock to Kenneth Brown valued at $165,000 and 5,000,000 shares of restricted common stock to R. Edward Hart valued at $165,000. The shares were issued these shares as an award of stock for their effort in advancing the Company, their efforts to date on behalf of the Company and for their continued and future employment.

In March of 2007, the company issued 15,384,615 shares of restricted common stock under Regulation S of the Securities Act of 1933 to the Mercatec Fund for a subscription receivable of $500,000. In May of 2007, we received $40,000 due under this subscription receivable.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

On February 20, 2007 the Company changed its name to Renewable Energy Resources, Inc. We are a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "RENW". The symbol and name change reflect the Company’s broader range of business endeavors to include the development of energy, green energy and biofuel projects in addition to the production, marketing and sales of the Energy Commander V.

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

Cm2 has dedicated 800,000 sq. feet for hosting the final development and starting the production line for the EC V. Cm2 has also reached an agreement with Politecnico, one of the foremost Italian universities, for its endorsement of the technology under a transfer plan that should assist Cm2 in obtaining European Union (EU) grants, and contributions from the Italian state and from the regional governments.

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

Solar, wind, biomass and large flow hydro-power sources are very different than the EC technology, and these alternative energy sources can co-exist with the EC V. We are not competing with these segments because our source of power is different than solar, wind, geothermal (although the system can use geothermal outlets as power sources) or biomass. The EC V technology is related to traditional hydropower only in the sense that it can use water flows; however, the flows of water necessary for traditional hydropower are much greater—our technology is low flow (typically a six-inch pipe is connected to the unit).

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

We intend to market the EC V system through a distributor network. We are also seeking to acquire similar technologies that fit well with the EC V.

However, since inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain our operations.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

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

We intend to help market and develop Kinetic products in Europe and the United States. However, our ability to support Kinetic’s efforts is tied to our financial ability to do so. We intend to help introduce Kinetic’s products to European entities for development and marketing.

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

Progress on completing the EC V prototype was slower than anticipated. Some of the delay can be attributed to the sophisticated machining required for the radial design. Some of the delay occurred because of the availability of funding. Additionally, when the prototype was tested, some design issues materialized. These issues were resolved and the prototype tested during the last quarter of the year. During testing the EC V showed itself to be robust and hardy—necessary for the type of installations contemplated by us. Discussions to restart work on the EC IV in house are currently underway with the original inventor, Rianey Nelson.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 TO THREE MONTHS ENDED MARCH 31, 2006.

Revenue for the three months ended March 31, 2007 and 2006 was $-0-.

General and administrative expenses for the three months ended March 31, 2007 of $1,043,123 decreased $486,560 compared to the general and administrative expenses for the three months ended March 31, 2006 which were $1,529,683 The reduction was primarily due to a reduction is the shares issued for services.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $81,076 for the quarter ended March 31, 2007. We will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability.

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. The Company is in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. The company anticipates it will be successful in these discussions; however, there can be no assurances that the Company will be successful in doing so and will produce cash flows sufficient to ensure its long-term viability. The cash provided by financing activities decreased by $177,095 from $289,750 for the quarter ended March 31, 2007 to $112,655 for the quarter ended March 31, 2007.

In addition, 3,256,394 shares of restricted common stock were issued for debt conversion to unrelated parties for the quarter ended March 31, 2007 in the amount of $224,261.

RELATED PARTY TRANSACTIONS

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year, or in any proposed transaction to which we propose to be a party:

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

For the quarter ended March 31, 2007, former officers and directors and current directors of the company received 1,672,501 restricted shares valued at $162,999 as payment for their services for last year and through mid-January of 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

On January 23, 2007, Anthony Pecoraro, our former Chairman of the Board and VP of New Technology, accepted 1,500,000 shares of our restricted common stock valued at $33,332 in lieu of three monthly payments due under the Licensing, Joint Venture Agreement and Manufacturing Agreement with Regent Machine Products, LLC. In addition, Regent Machine Products, LLC made a loan to the company of $62,300 which was converted to 4,000,000 shares of our restricted common stock during the quarter ended March 31, 2007..

The following stock issuances covering the last quarter of 2006 and the first half of January 2007 took place in January of 2007:

1. Mr. Pecoraro, our former Chairman of the Board and VP of New Technology was issued a total of 181,250 shares of our restricted common stock which represents $5,000 per month for three and one half months of board compensation. Mr. Pecoraro received a total of 90,000 shares of our restricted common stock which represents $3,000 per month for three months for his participation on an executive committee. Mr. Pecoraro was issued 36,250 shares of our restricted shares which represents $1,000 per month for three and one half months as an Officer.

2. Mr. Kenyon, a former Director, was issued a total of 181,250 shares of our restricted common stock which represents $5,000 per month for three and one half months of board compensation.

3. Mr. Council, a former Director, was issued a total of 181,250 shares of our restricted common stock which represents $5,000 per month for three and one half months of board compensation.

4. Mr. Thomas, a current Director, was issued a total of 181,250 shares of our restricted common stock which represents $5,000 per month for three and one half months of board compensation. Mr. Thomas received 90,000 shares of our restricted common stock which represents $3,000 per month for three months for his participation on an executive committee.

5. Mr. Scionti, a former Director, was issued a total of 181,250 shares of our restricted common stock which represents $5,000 per month for three and one half months of board compensation. Mr. .Scionti also received an additional 90,000 shares of our restricted common stock which represents $3,000 per month for three months for his participation on an executive committee.

6. Mr. Huffman, our Current Executive Vice President and Chairman of the Board and former President, was issued a total of 90,000 shares of our restricted common stock represent $3,000 a month for his participation on an executive committee. Mr. Huffman also issued 36,250 shares of our restricted common stock which represent $1,000 per month for three and one half months as an officer.

7. Mr. Segal, our former CFO, was issued a total of 81,250 shares of our restricted common stock which represent $5,000 per month for one and one half months of board compensation. Mr. Segal also received a total of 90,000 shares of our restricted shares of our restricted common stock which represents $3,000 per month for three month for his participation on an executive committee. Mr. Segal was issued 36,250 shares of our restricted common stock which represents $1,000 per month for three and one half months as an officer. Mr. Segal was issued 90,000 shares of our restricted common stock in lieu of $3,000 per month pay for three months.

OUTLOOK FOR 2007

On January 17, 2007, we commenced a leadership transition with the appointment of a new Board of Directors. We also retained Kenneth Brown as our new Chief Executive Officer and R. Edward Hart as our new Chief Operating Officer. These changes were made to allow us to move from a development phase company into a commercially operating entity generating revenue. Additionally, given the demand for alternatives to traditional fossil fuel energy from government, industry and citizens, management decided to broaden our range of business activities within the alternative energy space. We believe that the project development experience of new management will allow it to participate in a wide array of renewable energy projects such as biofuels development and biomass power projects.

We will continue the preproduction efforts and field testing of the EC V units. As long as no unforeseen problems are encountered with the technology, we anticipate having 10 EC V units produced by our production partner, Cm2, during the second half of the year. We are also restarting the development of the EC IV technology. Discussions are underway with the original inventor of the technology, Rianey Nelson.

We are also looking at a number of renewable energy projects. As discussed herein as part of our business plan, management anticipates that we will be able to close on the Springfield Energy Project and begin operations selling waste coal and disposing of fly ash. This project is currently in the financing stage and there is no guarantee that we will get the financing necessary for the project. We are also looking at biodiesel projects and bio-mass power plant projects. These projects are currently in the negotiation phase.

Finally, as part of the business plan, management is also looking to acquire or to partner with companies or technologies that complement our business goals.

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

	Quarter	Date of
	Ended	Inception
	March 31,	Through
	2007	March 31, 2007
Net Income (loss)	$1,044,738	$14,614,039

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

Costs of Conducting Business

We will incur minimal costs for research and development; the major work on the EC V has been completed. Marketing efforts will be expanded as units become available. The ability to generate a profit depends, among other factors, on the amount of revenues from the sale of our products and our operating costs.

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

OFF BALANCE SHEET ARRANGEMENTS.

For the period ended March 31, 2007, we did not engage in any off balance sheet transactions.

Item 3. Controls and Procedures

Kenneth Brown, our Chief Executive Officer and Acting Principal Financial Officer, has evaluated our controls and procedures as of March 31, 2007. He has concluded that our disclosure controls and procedures are appropriate and effective. During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4, and 5 are omitted.

Item 1. Legal Proceedings

On March 14, 2007, a lawsuit was filed in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County Circuit Civil Division (Case No.: 07-003056). The Plaintiff in the case is Lior Segal, our former CFO and the defendant is Renewable Energy Resources, Inc. Mr. Segal claims he is owed compensation of $4,500 for his work while employed by us. In addition, Mr. Segal had previously accepted shares of restricted stock in lieu of cash compensation. The complaint alleges that he would now like $22,000 in cash compensation in lieu of restricted stock. Management believes that this case is without merit and the $26,500 is not accrued in the financial statements as management has determined that this payment currently is not yet probable. In April 2007, we filed a motion for dismissal.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our quarter ended March 31, 2007, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

A total of 6,428,248 restricted shares were issued to 12 individuals and organizations for services expense of $527,967. A total of 7,256,394 restricted shares were issued in payment for loans to the company for a total loan value of $226,761.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - continued

During 2007, the company issued 1,500,000 of shares of restricted common stock in lieu of cash under the Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement with Regent Machine Products, LLC. These shares were issued to Anthony Pecoraro and valued at $33,332.

In March of 2007, the company issued 15,384,615 shares of restricted common stock under Regulation S of the Securities Act of 1933 to the Mercatec Fund for a subscription receivable of $500,000. In May of 2007, we received $40,000 due under this subscription receivable.

During the quarter ended March 31, 2007, shareholders converted 200,000 preferred shares into shares of our restricted common stock on a 1 for 1 basis.

Item 6. Exhibits

Exhibit 31.1 - Certification of Chief Executive Officer and Acting Principal Financial Officer of Renewable Energy Resources, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -- Certification of Chief Executive Officer and Acting Principal Financial Officer of Renewable Energy Resources, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY RESOURCES, INC.

Date: May 11, 2007	By	/s/ KENNETH BROWN
CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER