Form 10QSB
period 2007-06-30
RENEWABLE ENERGY RESOURCES INC
filed 2007-08-14
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 174,511,920 shares of common stock, and 885,180 shares of preferred stock issued and outstanding as of August 6, 2007.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENEWABLE ENERGY RESOURCES, INC.

UNAUDITED
BALANCE SHEET
(A Development Stage Company)

June 30, 2007

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10
Security Deposit	2,500
Payroll Advances	37,500
Stock Subscription	480,000
Total Current Assets	520,010

PROPERTY AND EQUIPMENT
Computers and Equipment (net)	11,329

OTHER ASSETS
Investment- Langley	6,304
Investment- Kinetic Energy	68,750
License	100,000
Total Other Assets	175,054

Total Assets	$706,393

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$180,568
Accrued Payroll	185,629
Shareholder Loans	43,394
Loan from Officers	2,500
Total Current Liabilities	412,091

OTHER LIABILITIES
Debt Under Negotiations	906,879
Commitments and Contingencies	-
Total Liabilities	1,318,970

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 200,000,000 Shares Authorized	174,433
174,432,505 Issued and Outstanding
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized	885
885,180 Issued and Outstanding
Additional Paid -in Capital	14,760,360

Accumulated Comprehensive Loss	(83,787)

Accumulated Deficit	(15,464,468)
Total Stockholders' Equity	(612,577)

Total Liabilities & Equity	$706,393

See accompanying notes to unaudited financial statements footnotes which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.

UNAUDITED
STATEMENT OF OPERATIONS
(A Development Stage Company)

For the periods ended June 30, 2007 and 2006

					Accumulated
					from
					Date of
	3 Months	3 Months	6 Months	6 Months	Inception
	ended	ended	ended	ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Net Sales	$-	$-	$-	$	$-

Cost of Sales	-	-	-		-

Gross Profit	-	-	-		-

Selling, General & Administrative Expenses	850,430	3,779,386	1,893,553	5,309,069	12,408,963

Research And Development	-	557,074	1,600	643,718	1,359,526

Loss from Operations	850,430	4,336,460	1,895,153	5,952,787	13,768,489

Loss on Sale of Securities	-	-	-	7,996	697,237
Permanent Impairment Writedown on
Marketable securities	-	-	-		903,468
Other Income	-	-	-	(65,000)	-
Interest Expense	-	10,100	15	11,196	95,274

Net Loss	$850,430	$4,346,560	$1,895,168	$5,906,979	$15,464,468

Basic Net Loss Per Common Share	$(0.01)	$(0.06)	$(0.01)	$(0.08)	-

Diluted Net Loss Per Common Share	$(0.01)	$(0.06)	$(0.01)	$(0.08)	-

Weighted Average of Common Shares Outstanding	167,934,919	77,906,902	167,934,919	77,906,902	-

See accompanying notes to unaudited financial statements footnotes which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.

UNAUDITED
STATEMENT OF CASH FLOWS
(A Development Stage Company)

For the Periods Ended June 30, 2007 and 2006

			Accumulated from
			Date of Inception
	6 Months Ended	6 Months Ended	through
	June 30,2007	June 30, 2006	June 30 2007
OPERATING ACTIVITIES
Net Loss	$(1,895,168)	$(4,346,560)	$(15,464,467)

Adjustments To Reconcile Net Loss to Cash Used By Operating Activities:

Depreciation	2,556	980	14,632

Amortization of Debt Discount	-	-	40,000

Rent Deposit	-	(2,500)	(2,500)

Rent	22,818	-	7,303

Issuance of Shares for Interest	-		6,196

Issuance of Common Shares for Services	1,454,411	3,304,801	10,754,787

Issuance to Regent	-	450,000	805,900

Loss on Sale of Securities	-	-	697,237

Permanent Impairment	-	-	911,464

Changes in Assets & Liabilities

Prepaid Rent	-	(8,025)	(8,025)

Payroll Liability	185,629		185,629

Decrease / Increase in AP & Accrued Liability	127,888	143,196	127,888

Cash Provided (Used) By Operating Activitites	(101,866)	(458,108)	(1,923,956)

INVESTING ACTIVITIES

Cash Proceeds on Sale of Marketable Securities	-	273,800	201,208

Decreasein Notes Payable	-	(4,900)	-

Decrease in shareholder loans	-	(55,000)	-

Licensing Fee	-	-	(100,000)

Employee Advances	(37,500)	-	(37,500)

Loan from Officer	2,500	-	-

Cash Provided (Used) By Investing Activities	(35,000)	213,900	63,708

STATEMENT OF CASH FLOWS - continued

FINANCING ACTIVITIES

Proceeds from notes payable	-	-	-

Net Proceeds From Shareholder Advances	112,655	289,750	1,621,086

Cash Provided by Sale of Stock	20,000	-	20,000

Cash Provided By Financing	132,655	289,750	1,621,086

Decrease in Cash and Cash Equivalents	(4,211)	(93,176)	(4,211)

CASH AND CASH EQUIVALENTS, beginning of period	4,221	93,797	4,221

CASH AND CASH EQUIVALENTS, end of period
	$10	$621	$10

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

On January 2, 2004, the Company entered into a merger agreement with Home Services International, Inc. (“HSI”). HSI issued 27,500,000 shares of its Series A Preferred stock. In connection with this acquisition, the company was re-named “Internal Hydro International, Inc.”  As a result of the merger transaction with HSI, the former Company stockholders obtained control of HSI’s voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of HSI by the Company, under the purchase method of accounting, and was treated as a recapitalization with the Company as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the January 2, 2004, acquisition of the Company. The financial statements have been prepared to give retroactive effect to January 21, 2003 (date of inception), of the reverse acquisition completed on January 2, 2004, and represent the operations of the Company. Consistent with reverse acquisition accounting: (i) all of the Company’s assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the HSI (the accounting acquired) are reflected at their net asset value as if issued on January 21, 2003.

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

Revenue

There was no revenue generated in the years ended December 31, 2006 and 2005 or for the quarter ended June 30, 2007.

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarter ended June 30, 2007.

RENEWABLE ENERGY RESOURCES, INC.
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

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

·	The Company’s ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

·	The Company’s ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

In May of 2007, the Board of Directors authorized the issuance of 5,000,000 shares of restricted common stock to Kenneth Brown  as compensation valued at $165,000 and 5,000,000 shares of restricted common stock to R. Edward Hart as compensation valued at $165,000.  As of June 30, 2007, the Company had outstanding loans from one director totaling $32,000.

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

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' DEFICIENCY - continued

Pursuant to the terms and conditions of the Purchase Agreement, on the two year anniversary of the Purchase Agreement (Two Year Anniversary), the market value of the Company's common stock will be compared to the purchase price of the Company Stock under the Purchase Agreement "Market Value” is defined as the average of the ten (10) closing bid prices per share of the Company's common stock during the ten (10) trading days immediately preceding the Two Year Anniversary of the Agreement. If the Market Value of the Company's common stock on the Two Year Anniversary is the same or higher than purchase price per share, then at that time, the Company will receive all of the Langley Escrow Shares. If the Market Value on the Two Year Anniversary is less than purchase price per share, then for each percentage point decline in value, the Company must sell a corresponding percentage of the Langley Escrow Shares back to Langley for nominal consideration, up to the maximum number of Langley Escrow Shares, and the balance of the Langley Escrow Shares will be released from escrow to the Company. In October 2006 the company sold 413,935 shares for proceeds of $7,820. The company currently holds 27,454 shares.

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

COMMON STOCK

During the quarter ended June 30, 2007, the Company engaged in various transactions affecting stockholders’ equity, as follows:

In May 2007, the Board of Directors authorized the issuance of 5,000,000 shares of restricted common stock to Kenneth Brown as compensation valued at $165,000 and 5,000,000 shares of restricted common stock to R. Edward Hart as compensation valued at $165,000.

The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant. For the quarter ended June 30, 2007, no restricted common stock were issued and 6,395,774 shares of S-8 common stock were issued to five  individuals and organizations as payment for services totaling $282,097.

In March of 2007, the company issued 15,384,615 shares of restricted common stock under Regulation S of the Securities Act of 1933 to the Mercatec Fund for a subscription receivable of $500,000. In May 2007, we received $20,000 due under this subscription receivable.

PREFERRED STOCK

The Company's has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding.  On June 30, 2007, there were 885,180 shares of preferred stock outstanding.

There was $22,130 in unpaid and undeclared cumulative dividends accrued during the quarter ended June 30, 2007. Total cumulative dividends unpaid and undeclared as of June 30, 2007 are $221,295.

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the quarter ended June 30, 2007 and 2006 was $1,278 and $980 respectively.

Property and equipment consisted of the following at June 30, 2007.

Computer and equipment	$41,266

Less accumulated depreciation	(29,937)

Furniture and equipment, net	$11,329

NOTE 7 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in previous periods in the quarters ended June 30, 2007 and 2006.

NOTE 8 -INCOME TAXES

The Company has no income tax provision or benefit in the periods ended December 31, 2006 and 2005. Prior to the merger transaction with HSI the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code.

During the quarter ended June 30, 2007, the Company generated a tax benefit related to operating loss carryforwards of $302,368 that was equally offset by a valuation allowance.

At December 31, 2006, the Company had federal net operating loss carry forwards of approximately $5,088,487 that expire from 2009 to 2026 and state net operating loss carryforwards of approximately $746,311 that expire from 2007 to 2010. Substantially the entire deferred income tax asset of $5,834,798 relates to income tax benefits from net operating loss carry forwards. Because of the change of control issues under Section 382 of the Internal Revenue Code and the current uncertainty of realizing the benefits of the tax carryforward, an equal valuation allowance has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

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

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - LOSS PER SHARE

Outstanding warrants were not considered in the calculation for diluted earnings per share for the quarters ended June 30, 2007 and 2006 because the effect of their inclusion would be anti-dilutive.

Warrants to purchase 3,107,497 shares of common stock were outstanding and excluded from the loss per share calculation at June 30, 2007.

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

NOTE 12 - SHAREHOLDER LOANS

As of June 30, 2007, the Company had outstanding loans from one director totaling $32,000, and outstanding loans totaling $11,394 from two other individuals unrelated to the company. The loans have no repayment terms.

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

NOTE 14 -- SUBSEQUENT EVENTS

On August 3, 2007, Renewable Energy Resources, Inc. (“Renewable Energy”) executed a Loan Agreement (“Loan”) for Seven Hundred Fifty Thousand dollars ($750,000.00) to be used to fund the Springfield Energy Project, LLC (“SEP”). The term of the Loan is five years and interest on the unpaid principal amount of the Loan shall accrue monthly at a rate equal to eighteen percent (18%) per annum. Accrued interest shall be paid to the Lender quarterly, based on a calendar year and shall be cumulative. Repayment on the principal may begin after two (2) years, at which time the Lender may elect to call for the repayment of up to twenty-five percent (25%) of the original principal. Renewable Energy shall have the right to prepay at any time, without penalty or premium, all or any portion of the outstanding principal of this Loan. In addition, Renewable Energy shall grant to Lender shares of its common stock, subject to SEC Rule 144, equal to five percent (5%) of the value of the Loan at the closing date. The loan is guaranteed by the Springfield Energy Project. In addition, Mercatech Private Equity Management, Ltd. and Mercatech, Inc. guarantee the loan by a Secured Medium Term Revolving facility in the amount of one hundred fifty million euros (e150,000,000) which has been arranged through Banca IMI, SpA, and underwritten by Intesasanpalo SpA, to Mercatech. Such guarantee shall be enforceable as an interest against the credit facility above, with all rights and obligations of Renewable Energy and SEP under the loan agreement to be undertaken by Mercatech and enforceable against them as a secondary guarantor, if such a default shall occur under the Loan Agreement.

On August 3, 2007, Renewable Energy executed an amendment to the Loan Agreement (“Addendum to Loan Agreement”) to allow for the use of the first $100,000 for necessary corporate operations of Renewable Energy. SEP shall be the recipient of direct investment for the remaining portion of the monies.

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

Item 2. Management's Discussion and Analysis or Plan of Operation. - continued

DESCRIPTION OF BUSINESS - continued

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

Our goal is to become a contributor to the renewable energy segment of the United States and European economies. The demand for alternative energy sources has increased significantly as oil prices continue to remain high. Our EC technology provides reliable electricity at a lower cost than current alternatives, and does so with free flows of wasted water or gas.

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

Item 2. Management's Discussion and Analysis or Plan of Operation. - continued

DESCRIPTION OF BUSINESS - continued

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

The SEP project is currently in the financing stage and we are negotiating with multiple sources to provide the funding. Subsequent to the quarter ended June 30, 2007, on August 3, 2007, Renewable Energy Resources, Inc. (“Renewable Energy”) executed a Loan Agreement (“Loan”) for Seven Hundred Fifty Thousand dollars ($750,000.00) to be used to fund the Springfield Energy Project, LLC (“SEP”). The term of the Loan is five years and interest on the unpaid principal amount of the Loan shall accrue monthly at a rate equal to eighteen percent (18%) per annum. Accrued interest shall be paid to the Lender quarterly, based on a calendar year and shall be cumulative. Repayment on the principal may begin after two (2) years, at which time the Lender may elect to call for the repayment of up to twenty-five percent (25%) of the original principal. Renewable Energy shall have the right to prepay at any time, without penalty or premium, all or any portion of the outstanding principal of this Loan. In addition, Renewable Energy shall grant to Lender shares of its common stock, subject to SEC Rule 144, equal to five percent (5%) of the value of the Loan at the closing date. The loan is guaranteed by the Springfield Energy Project. In addition, Mercatech Private Equity Management, Ltd. and Mercatech, Inc. guarantee the loan by a Secured Medium Term Revolving facility in the amount of one hundred fifty million euros (e150,000,000) which has been arranged through Banca IMI, SpA, and underwritten by Intesasanpalo SpA, to Mercatech. Such guarantee shall be enforceable as an interest against the credit facility above, with all rights and obligations of Renewable Energy and SEP under the loan agreement to be undertaken by Mercatech and enforceable against them as a secondary guarantor, if such a default shall occur under the Loan Agreement.

On August 3, 2007, Renewable Energy executed an amendment to the Loan Agreement (“Addendum to Loan Agreement”) to allow for the use of the first $100,000 for necessary corporate operations of Renewable Energy. SEP shall be the recipient of direct investment for the remaining portion of the monies.

 Item 2. Management's Discussion and Analysis or Plan of Operation. - continued

DESCRIPTION OF BUSINESS - continued

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

Progress on completing the EC V prototype was slower than anticipated. Some of the delay can be attributed to the sophisticated machining required for the radial design. Some of the delay occurred because of the availability of funding. Additionally, when the prototype was tested, some design issues materialized. These issues were resolved and the prototype tested during the last quarter of the year. The  testing of the EC V were positive with the EC V showing that it was capable of performing favorably in the  type of installations contemplated by us. Discussions to restart work on the EC IV in house are currently underway with the original inventor, Rianey Nelson.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 TO THREE MONTHS ENDED JUNE 30, 2006.

Revenue for the three months ended June 30, 2007 and 2006 was $-0-.

General and administrative expenses for the three months ended June 30, 2007 of $850,430 decreased $2,928,956 compared to the general and administrative expenses for the three months ended June 30, 2006 which were $3,779,386. The reduction was primarily due to a reduction is the shares issued for services.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 TO THREE MONTHS ENDED JUNE 30, 2006.

Revenue for the six months ended June 30, 2007 and 2006 was $-0-.

General and administrative expenses for the six months ended June 30, 2007 of $1,893,553 decreased $3,415,516 compared to the general and administrative expenses for the six months ended June 30, 2006 which were $5,309,069.  The reduction was primarily due to a reduction is the shares issued for services.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $20,791 for the quarter ended June 30, 2007. We will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability.

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. The Company is in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. The company anticipates it will be successful in these discussions; however, there can be no assurances that the Company will be successful in doing so and will produce cash flows sufficient to ensure its long-term viability. The cash provided by financing activities decreased by $199,400 from $213,900 for the quarter ended June 30, 2006 to $14,500 for the quarter ended June 30, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation. - continued

DESCRIPTION OF BUSINESS - continued

SUBSEQUENT EVENTS

The SEP project is currently in the financing stage and we are negotiating with multiple sources to provide the funding. Subsequent to the quarter ended June 30, 2007, on August 3, 2007, Renewable Energy Resources, Inc. (“Renewable Energy”) executed a Loan Agreement (“Loan”) for Seven Hundred Fifty Thousand dollars ($750,000.00) to be used to fund the Springfield Energy Project, LLC (“SEP”). The term of the Loan is five years and interest on the unpaid principal amount of the Loan shall accrue monthly at a rate equal to eighteen percent (18%) per annum. Accrued interest shall be paid to the Lender quarterly, based on a calendar year and shall be cumulative. Repayment on the principal may begin after two (2) years, at which time the Lender may elect to call for the repayment of up to twenty-five percent (25%) of the original principal. Renewable Energy shall have the right to prepay at any time, without penalty or premium, all or any portion of the outstanding principal of this Loan. In addition, Renewable Energy shall grant to Lender shares of its common stock, subject to SEC Rule 144, equal to five percent (5%) of the value of the Loan at the closing date. The loan is guaranteed by the Springfield Energy Project. In addition, Mercatech Private Equity Management, Ltd. and Mercatech, Inc. guarantee the loan by a Secured Medium Term Revolving facility in the amount of one hundred fifty million euros (e150,000,000) which has been arranged through Banca IMI, SpA, and underwritten by Intesasanpalo SpA, to Mercatech. Such guarantee shall be enforceable as an interest against the credit facility above, with all rights and obligations of Renewable Energy and SEP under the loan agreement to be undertaken by Mercatech and enforceable against them as a secondary guarantor, if such a default shall occur under the Loan Agreement.

On August 3, 2007, Renewable Energy executed an amendment to the Loan Agreement (“Addendum to Loan Agreement”) to allow for the use of the first $100,000 for necessary corporate operations of Renewable Energy. SEP shall be the recipient of direct investment for the remaining portion of the monies. A copy of the loan is attached as exhibit 10.01.

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

 Item 2. Management's Discussion and Analysis or Plan of Operation. - continued

DESCRIPTION OF BUSINESS - continued

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

	Quarter	Date of
	Ended	Inception
	June 30,	Through
	2007	June 30, 2007
Net Income (loss)	$(850,430)	$(15,464,468)

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

 Item 2. Management's Discussion and Analysis or Plan of Operation. - continued

DESCRIPTION OF BUSINESS - continued

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

OFF BALANCE SHEET ARRANGEMENTS.

For the period ended June 30, 2007, we did not engage in any off balance sheet transactions.

Item 3. Controls and Procedures

Kenneth Brown, our Chief Executive Officer and Acting Principal Financial Officer, has evaluated our controls and procedures as of June 30, 2007. He has concluded that our disclosure controls and procedures are appropriate and effective. During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, 4, and 5 are omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our quarter ended June 30, 2007, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

In May of 2007, the Board of Directors authorized the issuance of 5,000,000 shares of restricted common stock to Kenneth Brown as compensation valued at $165,000 and 5,000,000 shares of restricted common stock to R. Edward Hart as compensation valued at $165,000.

Item 6. Exhibits

Exhibit 10.1	Loan Agreement

Exhibit 10.2	Addendum to Loan Agreement

Exhibit 31.1
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

RENEWABLE ENERGY RESOURCES, INC.

Date: August 14, 2007	By	/s/ KENNETH BROWN
CHIEF EXECUTIVE OFFICER AND ACTINGPRINCIPAL FINANCIAL OFFICER