Form 10QSB
period 2007-09-30
RENEWABLE ENERGY RESOURCES INC
filed 2007-11-14
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2007

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

813-944-3185

(Issuer's telephone number)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in exchange A Rule 12b-2).   Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the last practicable date

There were 181,099,944 shares of common stock, and 885,180 shares of preferred stock issued and outstanding as of November 6, 2007.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

RENEWABLE ENERGY RESOURCES, INC.

UNAUDITED
BALANCE SHEET
(A Development Stage Company)

September 30, 2007

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,987
Security Deposit	2,500
Payroll Advances	37,500
Stock Subscription	480,000
Total Current Assets	521,987

PROPERTY AND EQUIPMENT
Computers and Equipment (net)	10,051

OTHER ASSETS
Investment- Langley	6,304
Investment- Kinetic Energy	68,750
License	100,000
Investment SEP	50,000
Total Other Assets	225,054

Total Assets	$757,092

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$138,910
Accrued Payroll	275,629
Shareholder Loans	24,500
Interest Payable	4,175
Loan from Officers	2,500
Total Current Liabilities	445,714

OTHER LIABILITIES
Note Payable	150,000
Debt Under Negotiations	906,879
Commitments and Contingencies	-
Total Liabilities	1,502,593

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 200,000,000 Shares Authorized	176,035
176,035,375 Issued and Outstanding
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized	885
885,180 Issued and Outstanding
Additional Paid-in Capital	14,792,053

Accumulated Comprehensive Loss	(83,787)

Accumulated Deficit	(15,630,687)
Total Stockholder's Equity	(745,501)

Total Liabilities & Equity	$757,092

See accompanying footnotes to unaudited condensed financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.

UNAUDITED
STATEMENT OF OPERATIONS
(A Development Stage Company)

For the periods ended September 30, 2007 and 2006

					Accumulated
					from
					Date of
	Three Months	Three Months	Nine Months	Nine Months	Inception
	ended	ended	ended	ended	Through
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Net Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Selling, General & Administrative Expenses	147,043	563,954	2,040,597	5,873,023	12,556,007

Research And Development	15,000	38,934	16,600	682,652	1,374,526

Loss from Operations	162,043	602,888	2,057,197	6,555,675	13,930,533

Loss on Sale of Securities	-	-	-	-	697,237
Permanent Impairment Writedown on
Marketable securities	-	-	-	7,996	903,468
Other Income	-	(22,500)	-	(65,000)	-
Interest Expense	4,175	-	4,190	11,196	99,449

Net Loss	$(166,218)	$(580,388)	$(2,061,387)	$(6,509,867)	$(15,630,687)

Basic Net Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.07)

Diluted Net Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.07)

Weighted Average of Common Shares	174,245,987	103,395,256	172,543,280	94,754,900
Outstanding

See accompanying footnotes to unaudited condensed financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.

UNAUDITED
STATEMENT OF CASH FLOWS
(A Development Stage Company)

For the Periods Ended September 30, 2007 and 2006

			Accumulated from
	For the Nine	For the Nine	Date of Inception
	Months Ended	Months Ended	through
	September 30, 2007	September 30, 2006	September 30, 2007
OPERATING ACTIVITIES
Net Loss	$(2,061,387)	$(4,926,948)	$(15,630,687)

Adjustments To Reconcile Net Loss to Cash Used By Operating Activities:

Depreciation	3,834	2,940	15,910

Amortization of Debt Discount	-	-	40,000

Rent	22,818	-	22,818

Issuance of Shares for Interest	-	-	6,196

Issuance of Common Shares for Services	1,468,811	3,694,860	10,769,187

Issuance to Regent	-	450,000	805,900

Loss on Sale of Securities	-	-	697,237

Permanent Impairment	-	-	903,468

Changes in Assets & Liabilities

Interest Expense	4,175	-	4,175

Prepaid Rent	-	(4,800)	-

Accrued Payroll	275,629	168,127	286,993

Proto Type R&D	33,332	-	33,332

Increase in AP & Accrued Liability	52,899	141,098	93,890

Cash (Used) By Operating Activities	(199,889)	(477,223)	(1,951,581)

INVESTING ACTIVITIES

Purchase of Fixed Assets	-	(1,919)	(23,881)

Cash Proceeds on Sale of Marketable Securities	-	-	201,208

Licensing Fee	-	-	(100,000)

Employee Advances	(37,500)	-	(37,500)

Loan from Officer	2,500	-	2,500

Investment in SEP	(50,000)	-	(50,000)

Cash Provided (Used) By Investing Activities	(85,000)	(1,919)	(7,673)

STATEMENT OF CASH FLOWS - continued

FINANCING ACTIVITIES

Proceeds from notes payable	150,000	(4,900)	210,000

Decrease in shareholder loans	-	(55,000)	-

Net Proceeds From Shareholder Advances	112,655	672,650	1,733,741

Security Deposit	-	(2,500)	(2,500)

Net Proceeds from Stock Subscription	20,000	-	20,000

Cash Provided By Financing Activities	282,655	612,750	1,961,241

Increase/Decrease in Cash and Cash Equivalents	(2,234)	133,608	1,987

CASH AND CASH EQUIVALENTS, beginning of period	4,221	131,268	-

CASH AND CASH EQUIVALENTS, end of period
	$1,987	$2,340	$1,987

See accompanying footnotes to unaudited condensed financial statements which are an integral part of these financial statements

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

Revenue

There was no revenue generated in the years ended December 31, 2006 and 2005 or for the nine months ended September 30, 2007.

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the nine months ended September 30, 2007.

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

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

-	The Company’s ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

-	The Company’s ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

No related party transactions.

NOTE 4 - STOCKHOLDERS' DEFICIENCY

On October 12, 2005, 7,400,000 shares were issued for the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement with Regent Machine Products, LLC. Additionally, in the quarter ended September 30, 2006, 2,500,000 shares were issued under this agreement and for the quarter ended March, 31, 2007, 1,500,000 shares of our restricted common stock were issued under this agreement. A total of 11,400,000 shares have been issued under this agreement.

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

COMMON STOCK

During the quarter ended September 30, 2007, the Company engaged in various transactions affecting stockholders’ equity, as follows:

The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant or per contract. For the quarter ended September 30, 2007, 725,307 shares of S-8 common stock were issued to one individual as payment for services totaling $14,440.

In July of 2007, the company issued 50,000 shares of restricted common stock under Regulation S of the Securities Act of 1933 to a non-US individual for $1,394. In July the company converted a $10,000 loan from a stock holder into 600,000 shares of its restricted common shares. In August of 2007, the company issued 333,333 shares of it restricted common shares according to the terms of the $750,000 Note.

PREFERRED STOCK

The Company's has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding.  On September 30, 2007, there were 885,180 shares of preferred stock outstanding.

There was $22,130 in unpaid and undeclared cumulative dividends accrued during the quarter ended September 30, 2007. Total cumulative dividends unpaid and undeclared as of September 30, 2007 are $243,425.

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the quarter ended September 30, 2007 and 2006 was $1,278 and $980 respectively.

Property and equipment consisted of the following at September 30, 2007.

Computer and equipment	$41,266

Less accumulated depreciation	(31,215)

Furniture and equipment, net	$10,051

NOTE 7 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in previous periods in the quarters ended September 30, 2007 and 2006.

NOTE 8 -INCOME TAXES

The Company has no income tax provision or benefit in the periods ended December 31, 2006 and 2005. Prior to the merger transaction with HSI the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code.

During the quarter ended September 30, 2007, the Company generated a tax benefit related to operating loss carry forwards of $62,068 that was equally offset by a valuation allowance.

At December 31, 2006, the Company had federal net operating loss carry forwards of approximately $5,088,487 that expire from 2009 to 2026 and state net operating loss carry forwards of approximately $746,311 that expire from 2007 to 2010. Substantially the entire deferred income tax asset of $5,834,798 relates to income tax benefits from net operating loss carry forwards. Because of the change of control issues under Section 382 of the Internal Revenue Code and the current uncertainty of realizing the benefits of the tax carry forward, an equal valuation allowance has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

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

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - LOSS PER SHARE

Outstanding warrants were not considered in the calculation for diluted earnings per share for the quarters ended September 30, 2007 and 2006 because the effect of their inclusion would be anti-dilutive.

Warrants to purchase 3,107,497 shares of common stock were outstanding and excluded from the loss per share calculation at September 30, 2007.

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

NOTE 12 - SHAREHOLDER LOANS

As of September 30, 2007, the Company had outstanding loans from one director totaling $24,500, and outstanding loans totaling $2,500 from one of its officers.  The loans have no repayment terms.

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

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE  14 -  LOAN AGREEMENT

On August 3, 2007, Renewable Energy Resources, Inc. (“Renewable Energy”) executed a Loan Agreement (“Loan”) for Seven Hundred Fifty Thousand dollars ($750,000.00) to be used to fund the Springfield Energy Project, LLC (“SEP”).  The term of the Loan is five years and interest on the unpaid principal amount of the Loan shall accrue monthly at a rate equal to eighteen percent (18%) per annum.  Accrued interest shall be paid to the Lender quarterly, based on a calendar year and shall be cumulative.  Repayment on the principal may begin after two (2) years, at which time the Lender may elect to call for the repayment of up to twenty-five percent (25%) of the original principal.  Renewable Energy shall have the right to prepay at any time, without penalty or premium, all or any portion of the outstanding principal of this Loan.  In addition, Renewable Energy shall grant to Lender shares of its common stock, subject to SEC Rule 144, equal to five percent (5%) of the value of the Loan at the closing date. The loan is guaranteed by the Springfield Energy Project.  In addition, Mercatech Private Equity Management, Ltd. and Mercatech, Inc. guarantee the loan by a Secured Medium Term Revolving facility in the amount of one hundred fifty million euros (e150,000,000).  Such guarantee shall be enforceable as an interest against the credit facility above, with all rights and obligations of Renewable Energy and SEP under the loan agreement to be undertaken by Mercatech and enforceable against them as a secondary guarantor, if such a default shall occur under the Loan Agreement.

On August 3, 2007, Renewable Energy executed an amendment to the Loan Agreement (“Addendum to Loan Agreement”) to allow for the use of the first $100,000 for necessary corporate operations of Renewable Energy.  SEP shall be the recipient of direct investment for the remaining portion of the monies.  On August 16, 2007, the company drew down an additional $50,000 to  invest in SEP.

NOTE  15 -  SUBSEQUENT EVENTS

On November 13, 2007, the company received $25,000 under the terms of the Regulation S subscription agreement.

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

HISTORY OF COMPANY

Tel-Voice Communications, Inc. ("Tel-Voice") was incorporated under the laws of the State of Nevada on December 31, 1996 to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. From 1996-2000, Tel-Voice was a development stage company with no business activity. On September 30, 2000, Tel-Voice acquired Smartdotcom, Inc. ("SDC") in a transaction accounted for as a reverse merger. The Company retained the name Tel-Voice Communications, Inc. SDC had developed a technology that provided private electronic networks for labor unions and integrated communities, both of which included subscribers of the unions and communities. SDC intended to provide the hardware, software and technical support required to setup and maintains the networks; however, SDC was never able to grow due to liquidity issues.

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

Item 2. Management's Discussion and Analysis or Plan of Operation. - continued

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

Item 2. Management's Discussion and Analysis or Plan of Operation. - continued

BUSINESS STRATEGY - continued

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

Item 2. Management's Discussion and Analysis or Plan of Operation. - continued

ACQUSITIONS OF SIMILAR TECHNOLOGIES - continued

On August 3, 2007, Renewable Energy Resources, Inc. (“Renewable Energy”) executed a Loan Agreement (“Loan”) for Seven Hundred Fifty Thousand dollars ($750,000.00) to be used to fund the Springfield Energy Project, LLC (“SEP”).  The term of the Loan is five years and interest on the unpaid principal amount of the Loan shall accrue monthly at a rate equal to eighteen percent (18%) per annum.  Accrued interest shall be paid to the Lender quarterly, based on a calendar year and shall be cumulative.  Repayment on the principal may begin after two (2) years, at which time the Lender may elect to call for the repayment of up to twenty-five percent (25%) of the original principal.  Renewable Energy shall have the right to prepay at any time, without penalty or premium, all or any portion of the outstanding principal of this Loan.  In addition, Renewable Energy shall grant to Lender shares of its common stock, subject to SEC Rule 144, equal to five percent (5%) of the value of the Loan at the closing date. The loan is guaranteed by the Springfield Energy Project.  In addition, Mercatech Private Equity Management, Ltd. and Mercatech, Inc. guarantee the loan by a Secured Medium Term Revolving facility in the amount of one hundred fifty million euros (e150,000,000) .  Such guarantee shall be enforceable as an interest against the credit facility above, with all rights and obligations of Renewable Energy and SEP under the loan agreement to be undertaken by Mercatech and enforceable against them as a secondary guarantor, if such a default shall occur under the Loan Agreement.

On August 3, 2007, Renewable Energy executed an amendment to the Loan Agreement (“Addendum to Loan Agreement”) to allow for the use of the first $100,000 for necessary corporate operations of Renewable Energy.  SEP shall be the recipient of direct investment for the remaining portion of the monies.  On August 16, 2007 the company drew down an additional $50,000 for investment in SEP.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THREE MONTHS ENDED SEPTEMBER 30, 2006.

Revenue for the three months ended September 30, 2007 and 2006 was $-0-.

General and administrative expenses for the three months ended September 30, 2007 of $147,043 decreased $416,911 compared to the general and administrative expenses for the three months ended September 30, 2006 which were $563,954. The reduction was primarily due to a reduction is the shares issued for services.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 TO NINE MONTHS ENDED SEPTEMBER 30, 2006.

Revenue for the nine months ended September 30, 2007 and 2006 was $-0-.

General and administrative expenses for the nine months ended September 30, 2007 of $2,040,597 decreased $3,832,426 compared to the general and administrative expenses for the nine months ended September 30, 2006 which were $5,873,023.  The reduction was primarily due to a reduction is the shares issued for services.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $98,023 for the quarter ended September 30, 2007. We will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability.

Item 2. Management's Discussion and Analysis or Plan of Operation. - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. The Company is in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. The company anticipates it will be successful in these discussions; however, there can be no assurances that the Company will be successful in doing so and will produce cash flows sufficient to ensure its long-term viability. The cash provided by financing activities increased by $48,100 from $109,100 for the quarter ended September 30, 2006 to $150,000 for the quarter ended September 30, 2007.

The SEP project is currently in the financing stage and we are negotiating with multiple sources to provide the funding. On August 3, 2007, Renewable Energy Resources, Inc. (“Renewable Energy”) executed a Loan Agreement (“Loan”) for Seven Hundred Fifty Thousand dollars ($750,000.00) to be used to fund the Springfield Energy Project, LLC (“SEP”).  The term of the Loan is five years and interest on the unpaid principal amount of the Loan shall accrue monthly at a rate equal to eighteen percent (18%) per annum.  Accrued interest shall be paid to the Lender quarterly, based on a calendar year and shall be cumulative.  Repayment on the principal may begin after two (2) years, at which time the Lender may elect to call for the repayment of up to twenty-five percent (25%) of the original principal.  Renewable Energy shall have the right to prepay at any time, without penalty or premium, all or any portion of the outstanding principal of this Loan.  In addition, Renewable Energy shall grant to Lender shares of its common stock, subject to SEC Rule 144, equal to five percent (5%) of the value of the Loan at the closing date. The loan is guaranteed by the Springfield Energy Project.  In addition, Mercatech Private Equity Management, Ltd. and Mercatech, Inc. guarantee the loan by a Secured Medium Term Revolving facility in the amount of one hundred fifty million euros (e150,000,000) .Such guarantee shall be enforceable as an interest against the credit facility above, with all rights and obligations of Renewable Energy and SEP under the loan agreement to be undertaken by Mercatech and enforceable against them as a secondary guarantor, if such a default shall occur under the Loan Agreement.

On August 3, 2007, Renewable Energy executed an amendment to the Loan Agreement (“Addendum to Loan Agreement”) to allow for the use of the first $100,000 for necessary corporate operations of Renewable Energy.  SEP shall be the recipient of direct investment for the remaining portion of the monies.  On August 16, 2007 the company drew down $50,000 for investment in SEP.

OUTLOOK FOR 2007

We are trying to move from a development phase company into a commercially operating entity generating revenue. Given the demand for alternatives to traditional fossil fuel energy from government, industry and citizens, we have decided to broaden our range of business activities within the alternative energy space. We believe that the project development experience of new management will allow it to participate in a wide array of renewable energy projects such as biofuels development and biomass power projects.

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

Item 2. Management's Discussion and Analysis or Plan of Operation. - continued

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

Date of
	Quarter	Inception
	Ended	Through
	September 30, 2007	September 30, 2007
Net Income (loss)	$(166,218)	$(15,630,687)

The above factors continue to raise doubt about our ability to fully establish itself as a going concern.

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

Technological Change

We expect that many new technologies and products will be introduced over the next several years. Our success will depend, among other things, on our ability to develop and maintain a competitively positioned technology. There can be no assurance that we will have access to subsequently developed technologies by other persons. Technological advances by a competitor may result in our present or future products becoming noncompetitive or obsolete. We cannot be assured that competitors will not develop functionally similar or superior products, which event could have an adverse effect on our business.

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

Item 2. Management's Discussion and Analysis or Plan of Operation. - continued

UNCERTAINTIES - continued

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

OFF BALANCE SHEET ARRANGEMENTS.

For the period ended September 30, 2007, we did not engage in any off balance sheet transactions.

Item 3. Controls and Procedures

Craig Huffman, our Interim Chief Executive Officer and Acting Principal Financial Officer, has evaluated our controls and procedures as of September 30, 2007. He has concluded that our disclosure controls and procedures are appropriate and effective. During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3 and 4 are omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our quarter ended September 30, 2007, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering. We believe that each person had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risks of our securities. We believe that each person was knowledgeable about our operations and financial condition.

The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant or per contract. For the quarter ended September 30, 2007, 725,307 shares of S-8 common stock were issued to one individual as payment for services totaling $14,440.

In July of 2007, the company issued 50,000 shares of restricted common stock under Regulation S of the Securities Act of 1933 to a non-US individual for $1,394. In July the company converted a $10,000 loan from a stock holder into 600,000 shares of its restricted common shares. In August of 2007, the company issued 333,333 shares of it restricted common shares according to the terms of the $750,000 Note.

Item 5.  Other Information

On November 12, 2007 Kenneth Brown CEO and R. Edward Hart COO  resigned from the company to pursue other interests.

The company is actively seeking a new CEO and in the interim, Craig Huffman, the former President and current acting Chairman will assume the position of CEO on an interim basis.

Item 6. Exhibits

Exhibit 31.1 -
Certification of Chief Executive Officer and Acting Principal Financial Officer of Renewable Energy Resources, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -
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

RENEWABLE ENERGY RESOURCES, INC.

Date: November 14, 2007	By	/s/ Craig Huffman
Interim CHIEF EXECUTIVE OFFICER AND ACTING PRINCIPAL FINANCIAL OFFICER