Form 10KSB
period 2007-12-31
RENEWABLE ENERGY RESOURCES INC
filed 2008-04-15
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report under Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

333-141035

(Commission file number)

RENEWABLE ENERGY RESOURCES INC.

(Name of the Small Business Issuer in Its Charter.)

Florida	88-0409143
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

334 S. HYDE PARK AVE., TAMPA, FLORIDA 33606

(Address of Principal Executive Offices) (Zip Code)

813-944-3185

 (Issuer's Telephone Number)

Securities Registered Under Section 12(b) Of The Exchange Act:

Title Of Each Class       n/a
Name Of Each Exchange On Which Registered       n/a

Securities Registered Pursuant to 12(g) of the Exchange Act:

Title Of Each Class

Common Stock, $.001 Par Value
Preferred Stock, Series A, $.001 Par Value

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The Issuer's revenues for the year ended December 31, 2007 were $0.

The aggregate market value of Common Stock held by non-affiliates of the registrant at April 8, 2007, based upon the last reported sales prices on the NASDAQ Global Market of $0.0068 was $1,268,932.

As of April 8, 2007, there were approximately 186,607,666 shares of Common Stock outstanding (excluding treasury shares) and 885,180 shares of class “A” preferred stock issued and outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS (continued)

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

We have now entered into the preproduction and field testing phase of our business plan.  We anticipate producing ten EC V units in this year. These units will be deployed in North America and Europe in applications with natural water flows such as pipelines, rivers, aqueducts and dams. Additionally, we are identifying alternative energy technologies that we can license or acquire as additional revenue generating divisions.

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

The EC V has no direct competition. Solar, wind, biomass and large flow hydro-power sources are much different than the EC technology, and these alternative energy sources can co-exist with the EC V. We are not competing with these segments because our source of power is different than solar, wind, geothermal (although the system can use geothermal outlets as power sources) or biomass.  The EC V technology is related to traditional hydropower only in the sense that it can use water flows; however, the flows of water necessary for traditional hydropower are much greater—our technology is low flow (typically a six-inch pipe is connected to the unit).

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

ITEM 1. DESCRIPTION OF BUSINESS (continued)

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

Our long-term viability as a going concern is dependent on certain key factors, as follows:

-	Our ability to continue to obtain sources of outside financing.

-	Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

-	Our ability to generate sustainable revenue and cash flow.

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

KINETIC ENERGY

On July 8, 2004, we entered into a strategic partnership agreement with Kinetic Energy Systems, Inc. (“Kinetic”), a privately held Florida Corporation. Kinetic has developed patented hydro and wind technologies, including the Hydrokinetic Generator, Offshore Energy Platform, KESC Bowsprit Generator and the KESC Tidal Generator. These technologies generate electrical power or hydrogen using kinetic energy from moving water such as tides and wind. We issued 1,250,000 shares of treasury stock for 20% of the shares of the private company.  We also agreed to assist in the development of Kinetic’s technology and have a license for the underwater and over water power generation. The Hydrokinetic Generator is at the prototype and engineering stage. The Offshore Energy Platform is at the prototype and engineering stage. The KESC Bowsprit Generator is at the prototype and engineering stage. The Bowsprit is being designed for prototyping in the dual role of hydrogen production. The KESC Tidal Generator is at the engineering and prototype stage.

We will help market and develop Kinetic products in Europe and the United States.  Our support of Kinetic is tied to our capital ability to do so. We will help introduce Kinetic’s products to European entities for development and marketing.

THE SPRINGFIELD ENERGY PROJECT

On September 25, 2006, we entered into an agreement with Wastech, Inc. (WTCH.PK) to form the Springfield Energy Project (“SEP”).  SEP is a joint venture with WTCH to acquire an old coalmine complex in Illinois.  Over many years, millions of tons of waste coal were deposited in a slurry area on the site.  Other coal waste was pushed into gob piles.  (Gob is the waste coal from bituminous coal mining regions).  The slurry area is not covered or reclaimed because the coal fines were disposed before current reclamation regulations were in effect.  The site’s permit allows the removal of the coal fines and also the disposal of coal combustion waste (fly ash) at the site.  The sale of coal fines and the collection of tip fees to dispose of ash is the primary source of revenue for the project.

ITEM 1. DESCRIPTION OF BUSINESS (continued)

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

SEP was unable to find funding within the option period which ended on December 31, 2007, but continues to pursue financing since the property is still available.

GOING CONCERN RISK

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

Based on our financial statements, certain factors raise substantial doubt about our ability to continue as a going concern.  Since our inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.  The above factors represent a continuing concern about out our ability to fully establish ourselves as a going concern.

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

We must obtain financing to fund the expansion of operations.  Such outside financing must be provided from the sale of equity or third party financing.  Further, the sale of equity securities will dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral.  While we are currently able to fund all basic operating costs, it is possible our operations could be restricted if loan terms increase our debt service requirements.  There is no assurance that we can obtain financing on favourable terms.

EMPLOYEES

As of December 31, 2007, we had 3 full time consultants.  Additionally, we utilize consultants on an as needed basis.

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

Mr. Segal claims he is owed compensation of $4,500 for his work while employed by Renewable Energy Resources, Inc. and in addition, he had taken restricted shares of stock in lieu of cash compensation and since he is no longer with the company, would like to return the restricted shares of stock and receive $22,500 as cash compensation in lieu of the restricted stock.

A judgment in favor of Mr. Segal was rendered on January 28, 2008 for $27,000 plus attorney fees and costs.

On August 6, 2007, RENW filed suit against U.S. Energy Initiatives for breach of contract, in regard to a contract between the parties for rights to the CAVD process, which the parties had entered into in June, 2006. On December 26, 2007, RENW received a default against U.S. Energy Initiatives. RENW had entered into a joint venture agreement with Glenn Acres as the funding partner, where both parties were to be joint venture partners for use of the CAVD technology for DDG and other processes.  On March 4, 2008, Glenn Acres filed suit in Decatur, Alabama, over the breach of contract, against RENW and U.S. Energy Initiatives. Due to contractual obligations under the Glenn-Acres-RENW agreement, the suit in the opinion of Counsel for RENW has no merit at the time of pleading, and due to subsequent purchase of the CAVD  technology by RENW, the contract between Glenn-Acres and RENW has been fulfilled by RENW, thus negating any damages, and actually putting the parties in place for their partnership to go forward. RENW, on March 26, 2008, entered into a final purchase agreement with World Environmental Services, Inc. (WESCO) for the purchase of the CAVD technology, for all non-tire related activities which will be effective after a pending stock reverse.

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

On February 20, 2007, we changed our name to Renewable Energy Resources, Inc. and obtained a new trading symbol on the OTC Bulletin Board of “RENW.”

As of April 8, 2008, we had 186,607,666 shares of common stock outstanding and 885,180 shares of class “A” preferred stock outstanding.

Set forth below are the high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for the last two fiscal years.

Quarter	High	Low
2006
First Quarter	$0.6	$0.04
Second Quarter	$0.57	$0.13
Third Quarter	$0.145	$0.06
Fourth Quarter	$0.225	$0.085

2007
First Quarter	$.106	$.062
Second Quarter	$.069	$.025
Third Quarter	$.039	$.013
Fourth Quarter	$.022	$.011

The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

The bid price of our common stock was $0.0068 per share on April 8, 2008.

RECORD HOLDERS

As of April 8, 2008, we had approximately 1,285 shareholders of record.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (continued)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2007

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

During the last quarter of our fiscal year ended December 31, 2007, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  None of the transactions involved a public offering and no commissions were paid.  We believe that each person had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risks of our securities.  We believe that each person was knowledgeable about our operations and financial condition

None.

ITEM 6.  MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended December 31, 2007 included in this Annual Report.

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

ITEM 6.  MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Our operations during 2007, concentrated on the manufacturability of the EC V prototype.  In 2005, we turned over the development of the EC IV to Triton Technologies.  Management felt the sales potential of the EC V warranted this shift in our focus.  The goal was to proceed along parallel paths:  Triton would finalize the development of the EC IV and take over the marketing of the product; and we would develop the EC V and market this product.

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

Progress on completing the EC V prototype was slower than anticipated.  Some of the delay can be attributed to the sophisticated machining required for the radial design.  Some of the delay occurred because of the availability of funding.  Additionally, when the prototype was tested, some design issues materialized.  These issues were resolved and the prototype tested during the last quarter of 2006.  During testing the EC V showed itself to be robust and hardy—necessary for the type of installations contemplated by us.

In January 2007, the EC V prototype was shipped to our production partner, Cm2, in Italy.  The prototype has undergone further design review with the goal of producing 10 commercial units during 2008.  Some commercial units will remain in Europe for placement by Cm2 and the remaining units will be shipped to us for placement in the U.S.

During 2007, we also sought to acquire technologies that fit well with our philosophy for renewable energy products. We explored technologies including tire remediation, ethanol and bio-diesel production, clean water technologies, hazardous waste technologies, and other renewable and critical use technologies.

COMPARISON OF YEAR ENDED DECEMBER 31, 2007 TO YEAR ENDED DECEMBER 31, 2006

Revenues were $0 in both 2007 and 2006. The $4,976,170 decrease in the net loss to $2,069,085 for the year ended December 31, 2007 compared with a net loss of $7,045,255 for the year ended December 31, 2006 is due to a several factors. Selling, general & administrative expenses decreased by $4,306,853 to $2,035,181 for the year ended December 31, 2007 from $6,342,034 for the year ended December 31, 2006 primarily due to a decrease in the issuance of common stock for consulting services. Further research & development costs decreased by $675,333 to $16,660 for the year ended December 31, 2007 from $691,993 for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We intend to continue commercialization of the Energy Commander systems but will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability.

We have incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from shareholders. We are in discussions with potential funding sources. There can be no assurances that we will be successful and will produce cash flows sufficient to ensure its long-term viability.

ITEM 6.  MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS (continued)

Forward looking statements

We are including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, Renewable Energy Resources, Inc. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that could cause actual results to differ materially from those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; and our ability to efficiently manage our operations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

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

Technological Change

 We expect that many new technologies and products will be introduced over the next several years. Our success will depend, among other things, on our ability to develop and maintain a competitively positioned technologically. There can be no assurance that we will have access to subsequently developed technologies by other persons. Technological advances by a competitor may result in our present or future products becoming noncompetitive or obsolete. We cannot be assured that competitors will not develop functionally similar or superior products, which events could have an adverse effect on our business.

ITEM 6.  MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS (continued)

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

Off balance sheet arrangements

For the year ended December 31, 2007, we did not have any off balance sheet transactions.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements for this item begin on page F-1.

RENEWABLE ENERGY RESOURCES, INC.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

TABLE OF CONTENTS

PAGE (S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

BALANCE SHEETS	F-3

STATEMENTS OF OPERATIONS	F-4

STATEMENTS OF CASH FLOWS	F-5 - F-6

STATEMENT OF STOCKHOLDERS' DEFICIT	F-7

NOTES TO FINANCIAL STATEMENTS	F-8 - F-13

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Renewable Energy Resources, Inc.
Tampa, Florida

We have audited the balance sheet of Renewable Energy Resources, Inc. as of December 31, 2007, and the related statements of operations, stockholders’ deficit and cash flows, for the years ended December 31, 2007 and December 31, 2006, and for the period from inception to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of Renewable Energy Resources, Inc. as of December 31, 2007 and the results of their operations and cash flows for the years then ended, and for the period from inception to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of Renewable Energy Resources, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

/s/  Baumann, Raymondo & Company PA

Tampa, Florida
April 14, 2008

RENEWABLE ENERGY RESOURCES, INC.

BALANCE SHEET
(A Development Stage Company)

As of December 31, 2007

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,380
Security Deposit	2,500
Total Current Assets	3,880

PROPERTY AND EQUIPMENT
Computers and Equipment (net)	8,773

OTHER ASSETS
Investment- Kinetic Energy	68,750
Investment in SEP	50,000
License	100,000
Total Other Assets	218,750

Total Assets	$231,403

LIABILITIES & DEFICIENCY IN ASSETS

CURRENT LIABILITIES

Accounts Payable	$120,593
Accrued Liabilitie due to Related Parties	123,548
Other Current Liabilities	13,425
Total Current Liabilities	257,566

OTHER LIABILITIES
Debt Under Negotiations	906,879
Notes Payable due to Related Parties	150,000
Share Holder Loans	34,000
Commitments and Contingencies	-
Total Liabilities	1,348,445

DEFICIENCY IN ASSETS
Common Stock, $.001 par value, 200,000,000 Shares Authorized	182,354
182,354,040
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized	856
855,180 Issued and Outstanding
Additional Paid -in Capital	14,876,920
Balance due on Sale of Stock	(455,000)
Accumulated Comprehensive Loss	(83,787)

Accumulated Deficit	(15,638,385)
Total Deficiency in Assets	(1,117,042)

Total Liabilities & Deficiency in Assets	$231,403

See accompanying notes to audited financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.
STATEMENTS OF OPERATIONS
(A Development Stage Company)

For the years ended December 31, 2007 and 2006

			Accumulated
			from
			Date of
	For the year	For the year	Inception
	ended	ended	Through
	December 31, 2007	December 31, 2006	December 31, 2007
Net Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Selling, General & Administrative Expenses	2,035,181	6,342,034	12,550,591

Reasearch And Development	16,660	691,993	1,374,586

Loss from Operations	(2,051,841)	(7,034,027)	(13,925,177)

Loss on Sale of Securities	-	-	697,237
Permanent Impairment Writedown on
Marketable securities	6,304	-	909,772
Interest Expense	10,940	11,228	106,199

Net Loss	$(2,069,085)	$(7,045,255)	$(15,638,385)

Basic Net Loss Per Common Share	$(0.01)	$(0.08)

Diluted Net Loss Per Common Share	$(0.01)	$(0.08)

Weighted Average of Common Shares
Outstanding	159,998,148	87,708,593

See accompanying notes to audited financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.

STATEMENTS OF CASH FLOWS
(A Development Stage Company)

For the Years Ended December 31, 2007 and 2006

			Accumulated from
			Date of Inception
	For the Year Ended	For the Year Ended	through
	December 31, 2007	December 31, 2006	December 31, 2007
OPERATING ACTIVITIES
Net Loss	$(2,069,085)	$(7,045,255)	$(15,638,384)

Adjustments To Reconcile Net Loss to Cash Used By Operating Activities:

Depreciation	5,112	4,445	17,188

Amortization of Debt Discount	-	-	40,000

Rent	22,818	-	22,818

Interest Expense	10,925	6,196	17,121

Issuance of Common Shares for Services	1,569,469	5,824,239	10,869,845

Issuance to Regent	33,332	509,900	839,232

Loss on Sale of Securities	-	-	697,237

Permenent Impairment	-	-	903,468

Changes in Assets & Liabilities

Stock Loans Receivable	-	-	7,000

Payroll Liability	123,548	(26,624)	134,911

Decrease / Increase in AP & Accrued Liability	34,581	(37,988)	75,572

Cash Provided (Used) By Operating Activitites	$(269,300)	(765,087)	$(2,013,992)

INVESTING ACTIVITIES

Purchase of Fixed Assets	-	(7,878)	(23,881)

Cash Proceeds on Sale of Marketable Securities	-	7,820	201,208

Loss on Langley	6,304	-	6,304

Investment SEP	$(50,000)	-	$(50,000)

Licensing Fee	-	(100,000)	(100,000)

Employee Advances	2,500	-	(4,500)

Cash Used By Investing Activities	$(41,196)	(100,058)	$29,131

STATEMENT OF CASH FLOWS For the Years Ended December 31, 2007 and 2006 (continued)

FINANCING ACTIVITIES

Proceeds from notes payable	150,000	-	210,000

Net Proceeds From Shareholder Advances	112,655	871,265	1,733,741

Stock Subscription	45,000	-	45,000
			-
Security deposit	-	(2,500)	(2,500)

Cash Provided By Financing	307,655	868,765	1,986,241

Increase (decrease) in Cash and Cash Equivalents	(2,841)	3,620	1,380

CASH AND CASH EQUIVALENTS, beginning of year	4,221	600	-

CASH AND CASH EQUIVALENTS, end of year	$1,380	$4,221	$1,380

See accompanying notes to audited financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.
For the Years Ended December 31, 2007 and 2006
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional	Accumulated	Balance
	Common Stock		Preferred Stock		Paid -In	Comprehensive	Due on Sale	Accumulated
	Shares	$	Shares	$	Capital	Loss	of Stock	Deficit	Total

BALANCE
DECEMBER 31, 2005	63,770,745	63,771	7,167,445	7,168	5,395,239	(91,783)		(6,524,045)	(1,149,650)

Shares Issued for Services	42,312,753	42,313			5,866,589				5,908,902

Debt Converted to Common Stock	7,702,784	7,703			812,374				820,077

Conversion of Preferred to Common Stock	6,112,265	6,112	(6,112,265)	(6,112)					-

Issued for Regent Contract	3,015,000	3,015			506,885				509,900

Net Loss								(7,045,255)	(7,045,255)

Unrealized Gain						7,996			7,996

BALANCE
December 31, 2006	122,913,547	$122,914	1,055,180	$1,056	$12,581,087	$(83,787)		$(13,569,300)	$(948,030)

Shares Issued for Services	34,116,151	34,116			1,544,470				1,578,586

Debt Converted to Common Stock	8,239,727	8,240			234,915				243,155

Conversion of Preferred to Common Stock	200,000	200	(200,000)	(200)					-

Sales of Reg S Shares	15,384,615	15,385			484,615		(455,000)		45,000

Issued for Regent Contract	1,500,000	1,500			31,832				33,332

Net Loss								(2,069,085)	(2,069,085)

Balance
December 31, 2007	182,354,040	$182,354	855,180	$856	$14,876,920	$(83,787)	$(455,000)	$(15,638,385)	$(1,117,042)

See accompanying notes to financial statementswhich are an integral part of these financial statements

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at December 31, 2007.

Revenue

There was no revenue generated in the years ended December 31, 2007 and 2006.

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

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of
December 31, 2007, there were no stock options and 3,107,497 warrants outstanding.

Stock Based Compensation

The Company is subject to the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," which prescribes the recognition of compensation expense based on the fair value of options on the grant date. SFAS No. 123 allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant unless a contract states otherwise. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model. The Company uses the fair value based method of accounting for its stock option plans. Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments, which requires companies to expense stock options and other share-based payments. SFAS No. 123R supersedes SFAS No. 123, which permitted either expensing stock options or providing pro forma disclosure. The Company adopted the modified prospective application transition method as proscribed by SFAS No. 123R, which applies to all new awards and to awards granted, modified, canceled, or repurchased after January 1, 2006, as well as the unvested portion of the prior awards. The adoption of SFAS No. 123R resulted in no changes to the 2006 or prior financial statement amounts or disclosures.

Investments

Management reviews its investments at least annually and makes appropriate adjustments.

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIGICANT ACCOUNTING POLICIES (continued)

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the years ended December 31, 2007 and December 31, 2006.

Recently Issued Accounting Pronouncements

Management has not identified any new accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN CONSIDERATION

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2007 and 2006, the Company reported net losses of $2,069,085 and $7,045,255, respectively.

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

•
The Company’s ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.  Management has acquired the CAVD technology in March of 2008 to allow a greater opportunity of sales and associated cash flow in addition to financing and capital raising plans.

•	The Company’s ability to ultimately achieve revenue, adequate profitability and cash flows to sustain continuing operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2007 officers and directors of the company received 730,833 common shares valued at $46,500 for partial payment of their services for the year. All of shares were shares of restricted common stock.

We borrow funds from officers and stockholders from time to time.

Four individuals named in Item 403 of Regulation S-B have advanced us money for general and administrative expenses: Kenneth Brown a Past President, Craig Huffman our Chief Executive Officer, James Baker and James Thomas, our current Outside Directors.  SEE NOTE 12

As of December 31, 2005, Mr. Thomas was owed a total of $37,500. Mr. Thomas received 300,000 shares of our restricted common stock on March 28, 2006, as payment for $5,500 owed for a loan made on June 23, 2005. As of December 31, 2007, Mr. Baker was owed $150,000 plus interest, Mr. Thomas was owed $34,000 and Mr. Brown $2,500.

There have been no repayment terms specified for these loans. As such, we have classified the loans as other liabilities.

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

In January 2007, Mary Pecoraro was issued 36,250 shares valued at $3,500 as compensation.

NOTE 4 - STOCKHOLDERS' DEFICIENCY

On October 12, 2005, 7,400,000 shares were issued for the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement with Regent Machine Products, LLC. Additionally, in the quarter ended June 30, 2006, 2,500,000 shares were issued under this agreement. On January 23, 2007, 1,500,000 shares were issued.  A total of 11,400,000 shares have been issued under this agreement as reflected on Income Statement under Research and Development.

During the year ended December 31, 2002, HSI placed 2,813,180 shares of its common stock in an escrow account. These shares are contingently issuable as they are to be issued to creditors as part of a plan to negotiate Company obligations through an intermediary. The Company is attempting to settle obligations by negotiating with creditors to take the Company’s common stock as payment for the obligations. During the year ended December 31, 2002, the Company had not issued any of these shares to creditors. During the year ended December 31, 2003, the Company negotiated a settlement in which 249,905 shares of common stock were issued out of escrow to settle a creditor obligation that had an original balance of $65,000. The settlement was recorded at the trading value of the shares on the date of settlement. That value was $299,866. The result was an additional expense of $234,866 charged to operations for the year ended December 31, 2003. During the year ended December 31, 2004 and December 31, 2005, the Company did not issue any of these shares to creditors. No shares were issued in 2007 as well as 2006.

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' DEFICIENCY (continued)

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

Pursuant to the terms and conditions of the Purchase Agreement, on the two year anniversary of the Purchase Agreement (Two Year Anniversary), the market value of the Company's common stock will be compared to the purchase price of the Company Stock under the Purchase Agreement "Market Value” is defined as the average of the ten (10) closing bid prices per share of the Company's common stock during the ten (10) trading days immediately preceding the Two Year Anniversary of the Agreement. If the Market Value of the Company's common stock on the Two Year Anniversary is the same or higher than purchase price per share, then at that time, the Company will receive all of the Langley Escrow Shares. If the Market Value on the Two Year Anniversary is less than purchase price per share, then for each percentage point decline in value, the Company must sell a corresponding percentage of the Langley Escrow Shares back to Langley for nominal consideration, up to the maximum number of Langley Escrow Shares, and the balance of the Langley Escrow Shares will be released from escrow to the Company. In October 2006, the company sold 413,935 shares for proceeds of $7,820. As of December, 31 2007, the Company wrote off  the remain investment valued at $6,304 since the share are no longer listed. At December 31, 2006, the total other comprehensive loss was $7,037,259.

NOTE 5 - COMMON AND PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001 and the issuance of up to 70,000,000 shares of preferred stock, with a par value of $.001.

COMMON STOCK

During the year ended December 31, 2007, the Company engaged in various transactions affecting stockholders’ equity, as follows: The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant or per contract. For the year ended, December 31, 2007, a total of 34,116,152 shares of common stock were issued to 22 individuals and organizations as payment for services totaling $1,569,469 and in 2006 $5,824,239.

During 2007 the company issued 1,500,000 of shares to Regent per agreement totaling $33,000. For the year ended December 31, 2007, 8,239,727 shares of common stock were issued as payment for loans totaling $243,155. Loans are non-interest bearing and are paid by discounted stock valued as of the date of the loan. Pursuant to the terms of the loan, if the loan cannot be repaid within a specified time period, then shares are issued to the lender equal to the amount of the loan. The shares are discounted approximately 50%.

PREFERRED STOCK

The Company's has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding. During 2006 6,112,265 preferred shares were converted to common stock. On December 31, 2006 there were 1,055,180 shares of preferred outstanding.  During 2007, 200,000 preferred shares were converted to common stock.  On December 31, 2007 there were 885,180 shares of preferred outstanding.

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 5 - COMMON AND PREFERRED STOCK (continued)

There were $105,518 in unpaid and undeclared cumulative dividends accrued during the year ending December 31, 2007. Total cumulative dividends unpaid and undeclared as of December 31, 2007 are $422,072.

NOTE 6 - PROPERTY AND EQUIPMENT

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the year ended December 31, 2007 and 2006 was $5,112 and $4,445, respectively. Property and equipment consisted of the following at December 31, 2007:

Computer and equipment	$41,266
Less accumulated depreciation	32,493
Furniture and equipment, net	$8,773

NOTE 7 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in previous periods in the years ended December 31, 2007 and 2006.

NOTE 8 - INCOME TAXES

The Company has no income tax provision or benefit in the periods ended December 31, 2007 and 2006. Prior to the merger transaction with HSI the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code.

During the year ended December 31, 2007, the Company generated a tax benefit related to operating loss carry forwards of $901,399 that was equally offset by a valuation allowance.

At December 31, 2007, the Company had federal net operating loss carry forwards of approximately $5,748,222 that expire from 2009 to 2027 and state net operating loss carry forwards of approximately $987,975 that expire from 2008 to 2010.  Substantially all of the deferred income tax asset of $6,736,197 relates to income tax benefits from net operating loss carry forwards. Because of the change of control issues under Section 382 of the Internal Revenue Code and the current uncertainty of realizing the benefits of the tax carry forward, an equal valuation allowance has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. Significant components of the Company’s deferred tax assets were s follows:

	2007	2006
Net operating losses	$15,638,385	$13,569,300
Total deferred tax assets	6,736,197	5,834,798
Valuation allowance	(6,736,197)	(5,834,798)
Net deferred tax assets	$-	$-

The valuation allowance increased by $901,399 during the year ended December 31, 2007.

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Prior to the merger of Internal Command with Home Services, the Company (HSVI) had incurred additional deficits in cash flow from operating activities. The Company had accrued approximately $906,900 in obligations to vendors, consultants and former employees. The Company is attempting to settle these obligations, primarily through the issuance of common stock. Management believes we will ultimately settle these obligations for no more than amounts accrued at December 31, 2007. As a part of the Merger Agreement with Internal Command International, Inc. (ICI), our former Chief Executive Officer of HSVI, had and did affirm that the outstanding debts of HSVI have been properly structured for management of the debt post-merger; namely, that the debt was in the hands of suitable professional debt management team, including Fletcher & Associates, and Harry J. Miller, PLLC; that there has been set aside as part of the issued common stock for obligation and satisfaction of the debt; and that the incoming principals of ICI would be held harmless for this debt. In the summer of 2005, we released Harry Miller, PLLC and Fletcher & Associates from their duties as debt managers, taking control of such matters internally. To date, the shares issued to secure these debts are unissued, and held by both Harry Miller PLLC in trust, and with the Company, should the need arise for settlement of any such debts, if communication and demand for the same is made. To date no such verified debt demands have been made. Any settlements will be valued at the fair value of the stock at the time the settlement is reached, or some other amount as negotiated.

NOTE 10 - LOSS PER SHARE

Outstanding warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2007 and 2006 because the effect of their inclusion would be anti-dilutive.

Warrants to purchase 3,107,497 shares of common stock were outstanding and excluded from the loss per share calculation at December 31, 2007.

NOTE 11 - INVESTMENTS

The Company currently classifies all investment securities as available-for-sale. These securities are presented at their estimated fair value. Unrealized gains and losses on such securities, net of the related income tax effect, are excluded from earnings and reported as a separate component of stockholders’ equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Investment in Kinetic securities consisted of the following at December 31, 2007:

	Cost	Gross Gains	Unrealized Losses	Impairment Write-down	Fair Value
Kinetic	$187,500	$ 0	$ 0	$ (118,750)	$ 68,750

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

The value on December 31, 2007 of Langley was determined to be zero and written off since it is no longer on listed on the LSE.

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

In 2006, the Company paid a licensing fee for the CAVD technology.  The value at the end of the year is considered appropriate.

During 2007, the Company invested $50,000 in the Springfield Energy Project.

RENEWABLE ENERGY RESOURCES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 12 - SHAREHOLDER LOANS

As of December 31, 2007, the Company had outstanding loans from two directors totaling $184,000. The loans have no specific repayment terms.

NOTE 13 - SUBSEQUENT EVENT

On August 6, 2007, RENW filed suit against U.S. Energy Initiatives for breach of contract, in regard to a contract between the parties for rights to the CAVD process, which the parties had entered into in June, 2006. On December 26, 2007, RENW received a default against U.S. Energy Initiatives. RENW had entered into a joint venture agreement with Glenn Acres as the funding partner, where both parties were to be joint venture partners for use of the CAVD technology for DDG and other processes.  On March 4, 2008, Glenn Acres filed suit in Decatur, Alabama, over the breach of contract, against RENW and U.S. Energy Initiatives. Due to contractual obligations under the Glenn-Acres-RENW agreement, the suit in the opinion of Counsel for RENW has no merit at the time of pleading, and due to subsequent purchase of the CAVD  technology by RENW, the contract between Glenn-Acres and RENW has been fulfilled by RENW, thus negating any damages, and actually putting the parties in place for their partnership to go forward. RENW, on March 26, 2008, entered into a final purchase agreement with World Environmental Services, Inc. (WESCO) for the purchase of the CAVD technology, for all non-tire related activities which will be effective after a pending stock reverse.

On March 14, 2007, a lawsuit was filed in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County Circuit Civil Division (Case No.: 07-003056). The Plaintiff in the case is Lior Segal, the former CFO of Renewable Energy Resources, Inc. and the defendant is Renewable Energy Resources, Inc.

Mr. Segal claimed he was owed compensation of $4,500 for his work while employed by Renewable Energy Resources, Inc. and in addition, he had taken restricted shares of stock in lieu of cash compensation and since he is no longer with the Company, would like to return the restricted shares of stock and receive $22,500 in cash compensation in lieu of the restricted stock.

A judgment in favor of Mr. Segal was rendered on January, 28 2008 in the amount of $27,000 plus interest and costs.  Mr. Segal will be returning the shares that he had received.

Renewable Energy Resources, Inc. (RENW) has signed an Acquisition Agreement with World Environmental Services, Inc. (WESCO), as subsidiary of EarthFirst Technologies, Inc., as of March 25, 2008 to purchase all technologies, interest, assets, patents, and other intellectual property related to certain technologies hereby referred to as CAVD (and other processes related to pyrolisis developed by WESCO), except those related to tires for the CAVD, or those rights held by RCT, LLC.

On April 7, 2008 (Closing Date) RENW shall deliver to WESCO, three million five hundred thousand (3,500,000) shares or approximately thirty three and one third (33 and 1/3%) percent of the then outstanding shares of common stock, then outstanding at the time of the closing, whichever is numerically equivalent of one third of the outstanding shares after issuance for this acquisition after closing. WESCO shall deliver, or assign through this Agreement, all matters related to the CAVD or pyrolitic technology, which shall be set forth in Schedule A of the attached Agreement. Said items shall include the following types of matters: all patents, patents pending, work product on improvements, all uses for the CAVD, all laboratory and engineering work, all client materials, all potential client list, sales lists, pro-formas, business plans, etc. such uses, plans, patents, improvements, and all business opportunities shall include Distiller¢s Dry Grain (DDG), carpet waste, municipal waste, algae use, and all other uses for CAVD, subject to the exclusions set forth in the attached agreement. This agreement for purchase shall have no effect on the right of use of CAVD for tires under

RENW had previously paid an amount of one hundred thousand dollars ($100,000.00) for the licensing of rights to the CAVD technology to WESCO, and a later payment of two hundred thousand dollars ($200,000.00) to a related party, for similar licensing of use of the CAVD process which is subject to a civil suit by RENW in the Thirteenth Judicial Circuit in and for Hillsborough County, Florida at this time. RENW acknowledges that it will relieve and dismiss any claim against that third party if all rights to such technologies are delivered under this agreement. WESCO shall assist RENW in any claim by any third party for the two hundred thousand dollars ($200,000) under the earlier agreement by RENW and such third party.

RENW shall make an additional payment (secondary consideration) to WESCO in common shares after one year, and no later than two years after closing, which shall consist of ten percent (10%) of then outstanding shares at the time of closing of this acquisition if the certain achievements are reached.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Principal Financial Officer. Based on that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports to the Securities and Exchange Commission. During the fourth fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management recognizes its responsibility for establishing and maintaining adequate internal controls over financial reporting.

Based on the completeness of the company prepared financials, management considers the controls in place to adequate for the company. Management used the COSO framework as a basis for evaluating it internal controls.  There were no material weaknesses identified during the preparation of year end financial reports.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in the annual report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

CURRENT OFFICERS AND DIRECTORS
The following table sets forth the name, age, and position of each executive officer and director of the Company as of April 1, 2008:

NAME	AGE	POSITION
Craig Huffman	41	Acting Chief Executive Officer and Acting Principal Financial Officer, Executive Vice President and Acting Chairman of the Board
James Thomas	41	Director
James Baker	67	Director

Craig Huffman, age 41
Craig Huffman was appointed our Chief Executive Officer on February 8, 2008. He was Executive Vice President and Chairman of the Board of Directors on January 17, 2007. He was appointed to the position of Acting Principal Financial Officer on November 12, 2007.  Mr. Huffman previously served as President/CEO from January 2, 2004 until January 17, 2007.  Mr. Huffman was the co-founder of our predecessor, Internal Command International in 2001.  From 2001 through 2004 he served as president of ICI.  From 1997 to the present, Mr. Huffman has also had a private law practice.  Mr. Huffman received a BA from the, University of Tampa in 1989 and a Juris Doctor from Stetson University College of Law in 1997.

James A. Thomas, age 41
James A. Thomas was appointed to the Board of Directors on January 3, 2007. Since 1997, Mr. Thomas has run a legal practice in Tampa, Florida.  Mr. Thomas received his BA in English from the University of South Florida (1992) and his JD from Stetson University College of Law (1996). Mr. Thomas is a founding partner of the predecessor company, Internal Command International and since that time has served at the direction of the board and senior management in the areas of investor relations and special projects.

James Baker, age 67
James Baker joins the Board of Renewable Energy Resources, Inc., with extensive experience in business and start up operations. He has started and run manufacturing organizations in the furniture arena. Mr. Baker also served as head of marketing for a large multi-national organization which increased its market share. He is currently the CEO of his own company, Menage Design, Inc., which designs and builds designer homes.

Mr. Baker is a graduate of the University of Minnesota with a degree in Architecture.

BOARD OF DIRECTORS

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the discretion of the Board of Directors.

The entire Board serves as the audit committee.  In the future, we may designate other committees as necessary to conduct business.  We believe our current structure is adequate based on the size of our company.

During the fiscal year ended, December 31, 2007, our Directors did not receive any compensation.  In the future, we will compensate our Directors under a schedule to be developed by the Board of Directors.  No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation.

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

ITEM 9.	DIRECTORS EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (continued)

CODE OF ETHICS

We adopted a Code of Ethics for our Principal Executive and Senior Financial Officers.  A copy of which was attached to our 10-KSB filed on May 19, 2007.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers for the fiscal years ending December 31, 2006 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kenneth P. Brown CEO	1/19/2007 Through 10/4/2007	19,000		165,000[3]					184,000
Joseph A. DiCara Chief Executive Officer	2006 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Craig Huffman, President and CEO	2006	29,000	0	383,000[1]	0	0	0	0	412,000
	2007	76,000	0	12,500[2]	0	0	0	0	88,500

1.
During 2006, Mr. Huffman was issued 218,354 shares of our common stock that was registered on form S-8 and valued at $45,500. Mr. Huffman also received compensation of 1,261,153 shares of our restricted common stock which was valued at $357,852 as compensation.

2.	During 2007, Mr. Huffman was issued compensation of 126,250 shares of our common stock valued at $12,500.
3.	During 2007, Mr. Brown was paid $19,000 and was issued 5,000,000 shares of our restricted common stock that was valued at $165,000.

ITEM 10.  EXECUTIVE COMPENSATION (continued)

Outstanding Equity Awards at December 31, 2007

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

(a)	(b)	(c)	(d)	(e)	(e)	(g)	(h)	(i)	(i)
Joseph A. DiCara Chief Executive Officer	0	0	0	0	0	0	0	0	0
Craig Huffman, Acting Principal Officer	0	0	0	0	0	0	0	0	0

Director Compensation

The following table sets forth the compensation paid to our then existing directors for the fiscal year ending December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Craig Huffman, Acting Chairman	0	12,500	0	0	0		12,500
James A. Thomas	0	0	0	0	0	0	0
James Baker	0	0	0	0	0	0	0

EMPLOYMENT AGREEMENTS

Effective November 16, 2007, we entered into a six month Agreement with Joseph A. DiCara to serve as our Chief Executive Officer. The Agreement extends through May 16, 2008, and provides for an annual base salary of five thousand dollars per month plus five percent (5%) royalty on all investment made into the company through his efforts.  Additionally, the Company shall pay Mr. DiCara an amount of commission equal to 2% commission for sales of all products controlled or under the company due to directly attributable efforts. Pursuant to the Agreement, Mr. DiCara is an independent contractor and as such, is not eligible to participate in any benefit plans maintained by us. Under the terms of the Agreement, Mr. DiCara shall be covered by the Company’s D&O policy and he can not engage in conflicting activities and can not divulge any sensitive information of the company.  A copy of Mr. DiCara’s agreement was attached as an exhibit to our Form 8-K filed on November 19, 2007.  Mr. DiCara resigned on February 8, 2008.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS; MANAGEMENT SHARE HOLDINGS

The following table sets forth certain information at December 31, 2007 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of April 8, 2007, we had 186,607,666 shares of common stock outstanding and 885,180 shares of class “A” preferred stock outstanding.

None of our officers or directors owned any preferred stock as of April 2, 2008.

Title of class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class[1]
Common Stock	Joseph A. DiCara Former CEO	0	0%
Common Stock	Craig Huffman Acting Chief Executive Officer and Principal Financial Officer, Executive Vice President and Chairman of the Board of Directors	7,375,586	4%
Common Stock	James A. Thomas, Director	11,221,828	6%
Common Stock	James Baker, Director	333,333	0%
Common Stock	All Officers and Directors as a group (total of 4)	18,930,747	10%

Title of class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class[1]
Preferred Stock	Dan Simonetti	142,850	16.1%
Preferred Stock	John F. Simonetti	214,290	24.2%
Preferred Stock	Kevin Pickard	142,850	16.1%
Preferred Stock	Roger Schmidt	25,000	2.8%

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT (continued)

PRINCIPAL SHAREHOLDERS; MANAGEMENT SHARE HOLDINGS

Preferred Stock	John P. Gordon	250,000	28.2%

(1)
Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2007.  As of April 2, 2008, we had 186,607,666shares of common stock outstanding and 885,180 shares of class “A” preferred stock outstanding.

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

We borrow funds from officers and stockholders from time to time.  See NOTE 12.

Two individuals named in Item 403 of Regulation S-B have advanced us money for general and administrative expenses:   James Baker and James Thomas, our current Directors.

As of December 31, 2005, Mr. Thomas was owed a total of $37,500.  Mr. Thomas received 300,000 shares of restricted stock on March 28, 2006 as payment for $5,500 that he was owed for a loan made on June 23, 2005.

As of December 31, 2007, Mr. Thomas is owed $34,000. There have been no repayment terms specified for these loans.  We have classified the loans as a current liability.

As of December 31, 2007 Mr. Baker is owed $150,000 plus interest.  There have been no specific repayment terms specified for these loans.  We have classified the note payable under Other Liabilities.

  Director Independence

During 2007, two of our Board of Directors, James Thomas and James Baker were independent Directors pursuant to the standards applicable to Regulation S-B. At this time, the Company does have independent Directors as that term is defined in NASD Rule 4200.

ITEM 13.  EXHIBITS

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description
3.1.1	Articles of Incorporation (1)
3.1.2	Amended Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Employment Agreement with Craig Huffman (2)
14.1	Code of Ethics (2)
31.1
Certification of Acting Chief Executive Officer and Acting Principal Financial Officer of Renewable Energy Resources, Inc. required by Rule 13a - 14(1)  or Rule 15d - 14(a) of the Securities  Exchange  Act  of  1934,  as  adopted pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002

32.1
Certification of Acting Chief Executive Officer and Acting Principal Financial Officer of Renewable Energy Resources, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section  1350  of  18  U.S.C.  63

(1)	Incorporated by reference to our Registration Statement filed on Form 10-KSB dated March 1, 2000.
(2)	Incorporated by reference to our Form10-KSB for the fiscal year ending December 31, 2006

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Baumann, Raymondo & Company, P.A. billed us in the aggregate amount of $8,000 and $65,155 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-KSB for the year ended December 31, 2006 and December 31, 2007, respectively..

AUDIT-RELATED FEES

Baumann, Raymondo & Company, P.A. did not bill us, or perform professional services, for assurance and related services that were reasonably related to the performance of audit or review of the financial statements for the fiscal year ended December 31, 2006 and December 31, 2007.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal year ended December 31, 2006 and December 31, 2007, Baumann, Raymondo & Company, P.A. did not bill us for, nor perform, any financial information systems design or implementation.  For the fiscal year ended December 31, 2006 and December 31, 2007, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES
Baumann, Raymondo & Company, P.A. billed us in the aggregate amount of $1,250 and $1,250 for professional services rendered for tax related services for the fiscal year ended December 31, 2006 and December 31, 2007, respectively.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2006 and December 31, 2007.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2006 and December 31, 2007 by Baumann, Raymondo & Company, P.A. is compatible with maintaining Baumann, Raymondo & Company, P.A.’s independence.

AUDITOR'S TIME ON TASK

All of the work expended by Baumann, Raymondo & Company, P.A. on our December 31, 2006 and December 31, 2007 audit was attributed to work performed by Baumann, Raymondo & Company, P.A. full-time, permanent employees.

CERTIFICATION
-------------

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Tampa, Florida on  April 11, 2007.

RENEWABLE ENERGY RESOURCES, INC.

Date: April 15, 2007	By:	/s/ Craig Huffman
Name: Craig Huffman
Title: Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Craig Huffman	Date: April 15, 2007
Name: Craig Huffman
Title: Craig Huffman, Acting Chief Executive Officer, Acting Principal Financial Officer, and Acting Chairman of the Board of Directors

/s/ James Thomas	Date: April 15, 2007
Name: James Thomas
Title: Director

/s/ James Baker	Date: April 15, 2007
Name: James Baker
Title: Director