Form 10-Q
period 2008-03-31
RENEWABLE ENERGY RESOURCES INC
filed 2008-05-15
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from _______________ to _________________

333-141035

(Commission file number)

RENEWABLE ENERGY RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Florida	88-0409143
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

334 S. HYDE PARK AVE., TAMPA, FLORIDA 33606

 (Address of principal executive offices) (Zip Code)

813-944-3185

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  as of  May 13, 2008, there were 10,740,741 post reverse shares outstanding .

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Documents Incorporated by Reference: None

Forward looking statements

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that could cause actual results to differ materially from those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; and our ability to efficiently manage our operations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENEWABLE ENERGY RESOURCES, INC.

BALANCE SHEETS
(A Development Stage Company)
	Unaudited
	March 31, 2008	12/31/2007*

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$-	$1,380
Security Deposit	2,500	2,500
Total Current Assets	2,500	3,880

PROPERTY AND EQUIPMENT
Computers and Equipment (net)	7,495	8,773

OTHER ASSETS
Investment- Kinetic Energy	68,750	68,750
Investment in SEP	50,000	50,000
License	300,000	100,000
Total Other Assets	418,750	218,750

Total Assets	$428,745	$231,403

LIABILITIES & DEFICIENCY IN ASSETS

CURRENT LIABILITIES

Accounts Payable	$122,128	$120,594
Accrued Liabilities	200,000	-
Due to Related Parties	150,548	123,548
Other Current Liabilities	20,175	13,425
Total Current Liabilities	492,851	257,567

OTHER LIABILITIES
Debt Under Negotiations	906,879	906,879
Notes Payable Due to Related Parties	150,000	150,000
Share Holder Loans	34,000	34,000
Commitments and Contingencies	-	-
Total Liabilities	1,583,730	1,348,446

DEFICIENCY IN ASSETS
Common Stock, $.001 par value, 200,000,000 Shares Authorized	6,227	182,354
6,226,922 post-reverse
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized	855	855
855,180 Issued and Outstanding
Additional Paid -in Capital	15,088,598	14,876,920
Balance due on Sale of Stock	(455,000)	(455,000)
Accumulated Comprehensive Loss	(83,787)	(83,787)

Accumulated Deficit	(15,711,877)	(15,638,385)
Total Deficiency in Assets	(1,154,984)	(1,117,043)

Total Liabilities & Deficiency in Assets	$428,745	$231,403

*The balance sheet of December 31, 2007 was taken from the audited financial statements of that date
See accompanying notes to financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.
STATEMENTS OF OPERATIONS
(A Development Stage Company)

For the quarters ended March 31, 2008 and 2007

			Accumulated
			from
			Date of
	For the quarter	For the quarter	Inception
	ended	ended	Through
	March 31, 2008	March 31, 2007	March 31, 2008
Net Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Selling, General & Administrative Expenses	66,742	1,043,123	12,617,333

Research And Development	-	1,600	1,374,586

Loss from Operations	66,742	1,044,723	13,991,919

Loss on Sale of Securities	-	-	697,237
Permanent Impairment Writedown on
Marketable securities	-	-	909,772
Interest Expense	6,750	15	112,949

Net Loss	$(73,492)	$(1,044,738)	$(15,711,877)

Basic Net Loss Per Common Share	$(0.01)	$(0.02)

Diluted Net Loss Per Common Share	$(0.01)	$(0.02)

Weighted Average of Common Shares Outstanding	6,150,838	4,594,466

See accompanying notes to financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.

STATEMENTS OF CASH FLOWS
(A Development Stage Company)

For the quarters Ended March 31, 2008 and 2007

			Accumulated from
			Date of Inception
	For the Quarter Ended	For the Quarter Ended	through
	March 31, 2008	March 31, 2007	March 31, 2008
OPERATING ACTIVITIES
Net Loss	$(73,492)	$(1,044,738)	$(15,711,877)

Adjustments To Reconcile Net Loss to Cash Provided (Used) By Operating Activities:

Depreciation	1,278	1,278	18,466

Amortization of Debt Discount	-	-	40,000

Rent		-	22,818

Interest Expense	6,750		23,871

Issuance of Common Shares for Services	35,550	834,468	10,905,395

Issuance to Regent			839,232

Loss on Sale of Securities	-	-	697,237

Permenent Impairment	-	-	903,468

Changes in Assets & Liabilities

Prepaid Rent	-	15,515	-

Stock Loans Receivable	-	-	7,000

Due to Related Parties	27,000	-	161,911

Decrease / Increase in AP & Accrued Liability	201,534	112,401	277,106

Cash Provided (Used) by Operating Activitites	198,620	(81,076)	(1,815,373)

INVESTING ACTIVITIES

Purchase of Fixed Assets	-	-	(23,881)

Cash Proceeds on Sale of Marketable Securities	-	-	201,208

Loss on Langley	-	-	6,304

Investment SEP	-	-	(50,000)

Licensing Fee	(200,000)	-	(300,000)

Employee Advances	-	(29,500)	(4,500)

Cash Used by Investing Activities	(200,000)	(29,500)	(170,869)

STATEMENTS OF CASH FLOWS - continued

FINANCING ACTIVITIES

Proceeds from notes payable	-	-	210,000

Net Proceeds From Shareholder Advances	-	112,655	1,733,742

Stock Subscription	-	-	45,000

Security deposit	-	-	(2,500)

Cash Provided By Financing	0	112,655	1,986,242

(Decrease) Increase in Cash and Cash Equivalents	(1,380)	2,079	-

CASH AND CASH EQUIVALENTS, beginning of period	1,380	4,221	-

CASH AND CASH EQUIVALENTS, end of period	$-	$6,300	$-

See accompanying notes to financial statements which are an integral part of these financial statements

RENEWABLE ENERGY RESOURCES, INC.
(A Development Stage Company)
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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at March 31, 2008.

Revenue

There was no revenue generated in the years ended December 31, 2007 and 2006.  Nor was there revenue generated during the quarter ended March 31, 2008

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

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2008, there were no stock options and 3,107,497 warrants outstanding.

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

RENEWABLE ENERGY RESOURCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - continued

Investments

Management reviews its investments at least annually and makes appropriate adjustments.

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the years ended December 31, 2007 and December 31, 2006.  The Company had no advertising expense during the quarter ended March 31, 2008

Recently Issued Accounting Pronouncements

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

NOTE 2 - GOING CONCERN CONSIDERATION

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2007 and 2006, the Company reported net losses of $2,069,085 and $7,045,255, respectively. In addition the Company had a loss of $73,492 for the quarter ended March 31, 2008.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2008, officers and directors of the Company received no common shares as payment of their services.

We borrow funds from officers and stockholders from time to time.

Four individuals named in Item 403 of Regulation S-B have advanced us money for general and administrative expenses: Kenneth Brown a Past President, Craig Huffman our Chief Executive Officer, James Baker and James Thomas, our current outside Directors.

As of March 31, 2008, Mr. Brown was owed $2,500, Mr. Thomas was owed a total of $34,000 and, Mr. Baker was owed $150,000 on a note plus interest.

There have been no repayment terms specified for these loans. As such, we have classified the loans as other liabilities.

RENEWABLE ENERGY RESOURCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' DEFICIENCY

On October 12, 2005, 7,400,000 shares were issued for the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement with Regent Machine Products, LLC. Additionally, in the quarter ended June 30, 2006, 2,500,000 shares were issued under this agreement. On January 23, 2007, 1,500,000 shares were issued.  A total of 11,400,000 shares have been issued under this agreement as reflected  under Research and Development on the Statement of Operations.

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

Pursuant to the terms and conditions of the Purchase Agreement, on the two year anniversary of the Purchase Agreement (Two Year Anniversary), the market value of the Company's common stock will be compared to the purchase price of the Company Stock under the Purchase Agreement "Market Value” is defined as the average of the ten (10) closing bid prices per share of the Company's common stock during the ten (10) trading days immediately preceding the Two Year Anniversary of the Agreement. If the Market Value of the Company's common stock on the Two Year Anniversary is the same or higher than purchase price per share, then at that time, the Company will receive all of the Langley Escrow Shares. If the Market Value on the Two Year Anniversary is less than purchase price per share, then for each percentage point decline in value, the Company must sell a corresponding percentage of the Langley Escrow Shares back to Langley for nominal consideration, up to the maximum number of Langley Escrow Shares, and the balance of the Langley Escrow Shares will be released from escrow to the Company. In October 2006, the company sold 413,935 shares for proceeds of $7,820. As of December, 31 2007, the Company wrote off  the remaining investment valued at $6,304 since the shares are no longer listed. At December 31, 2006, the total other comprehensive loss was $83,787.  Management is pursuing recovery.

NOTE 5 - COMMON AND PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001 and the issuance of up to 70,000,000 shares of preferred stock, with a par value of $.001.

COMMON STOCK

During the quarter ended March 31, 2008, the Company engaged in various transactions affecting stockholders’ equity, as follows: The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant or per contract. For the quarter ended March 31, 2008, a total of 4,453,626 pre-reverse shares of common stock were issued to 3 individuals and organizations as payment for services totaling $35,550.

RENEWABLE ENERGY RESOURCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - COMMON AND PREFERRED STOCK - continued

For the quarter ended March 31, 2008, no shares of common stock were issued as payment for loans . Loans are non-interest bearing and are paid by discounted stock valued as of the date of the loan. Pursuant to the terms of the loan, if the loan cannot be repaid within a specified time period, then shares are issued to the lender equal to the amount of the loan. The shares are discounted approximately 50%.

PREFERRED STOCK

The Company's has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding. During 2006,  6,112,265 preferred shares were converted to common stock. On December 31, 2006 there were 1,055,180 shares of preferred outstanding.  During 2007, 200,000 preferred shares were converted to common stock.  On December 31, 2007 there were 885,180 shares of preferred outstanding.

There was $22,130 in unpaid and undeclared cumulative dividends accrued during the quarter ended March 31, 2008. Total cumulative dividends unpaid and undeclared as of March 31, 2008 are $ 464,202.

NOTE 6 - PROPERTY AND EQUIPMENT

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the year ended December 31, 2007 and 2006 was $5,112 and $4,445, respectively. Property and equipment consisted of the following at March 31, 2008:

Computer and equipment	$41,266
Less accumulated depreciation	(33,771)
Furniture and equipment, net	$7,495

NOTE 7 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in the quarter ended March 31, 2008 or in the previous periods in the years ended December 31, 2007 and 2006.

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

RENEWABLE ENERGY RESOURCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES - continued

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

	2007	2006
Net operating losses	$15,638,385	$13,569,300
Total deferred tax assets	6,736,197	5,834,798
Valuation allowance	(6,736,197)	(5,834,798)
Net deferred tax assets	-	-

The valuation allowance increased by $901,399 during the year ended December 31, 2007. No adjustment was made at the end of the quarter ended March 31, 2008.

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

NOTE 10 - LOSS PER SHARE

Outstanding warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2007 and 2006 or for the quarter ended March 31, 2008 because the effect of their inclusion would be anti-dilutive.

Warrants to purchase 3,107,497 shares of common stock were outstanding and excluded from the loss per share calculation at December 31, 2007 or for the quarter ended March 31, 2008.

NOTE 11 - INVESTMENTS

The Company currently classifies all investment securities as available-for-sale. These securities are presented at their estimated fair value. Unrealized gains and losses on such securities, net of the related income tax effect, are excluded from earnings and reported as a separate component of stockholders’ equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Investment in Kinetic securities consisted of the following at December 31, 2007 and March 31, 2008:

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

RENEWABLE ENERGY RESOURCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

In 2006, the Company paid a licensing fee for the CAVD technology.  The value at the end of the quarter is considered appropriate.

During 2007, the Company invested $50,000 in the Springfield Energy Project.

NOTE 12 - SHAREHOLDER LOANS

As of March 31, 2008, the Company had outstanding loans from two directors totaling $184,000. The loans have no specific repayment terms.

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

On May 7, 2008, Renewable Energy Resources, Inc. delivered to WESCO, 3,183,333 shares or approximately thirty three and one third (33 and 1/3%) percent of the then outstanding shares of common stock. WESCO delivered through this Agreement, all matters related to the CAVD or pyrolitic technology. Said items shall include the following types of matters: all patents, patents pending, work product on improvements, all uses for the CAVD, all laboratory and engineering work, all client materials, all potential client list, sales lists, pro-formas, business plans, etc. such uses, plans, patents, improvements, and all business opportunities shall include Distillers Dry Grain (DDG), carpet waste, municipal waste, algae use, and all other uses for CAVD, subject to the exclusions set forth in the attached agreement. This agreement for purchase shall have no effect on the right of use of CAVD for tires. On April 30, 2008 the 1 for 30 reverse announced in the March 27th Form 8K was effective. The loss per share on the new basis was a loss of $.01 for the three months ended March 31, 2008.

RENW had previously paid an amount of one hundred thousand dollars ($100,000.) for the licensing of rights to the CAVD technology to WESCO, and a later payment of two hundred thousand dollars ($200,000.) in 2006 to a related party. This amount was received under a separate contract relating to the licensing of this technology, and was reflected on the Company’s books in the first quarter of 2008 in license and accrued liabilities, for similar licensing of use of the CAVD process which is subject to a civil suit by RENW in the Thirteenth Judicial Circuit in and for Hillsborough County, Florida at this time. RENW acknowledges that it will relieve and dismiss any claim against that third party if all rights to such technologies are delivered under this agreement. WESCO shall assist RENW in any claim by any third party for the two hundred thousand dollars ($200,000) under the earlier agreement by RENW and such third party.

RENW shall make an additional payment (secondary consideration) to WESCO in common shares after one year, and no later than two years after closing, which shall consist of ten percent (10%) of then outstanding shares at the time of closing of this acquisition if the certain achievements are reached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. - continued

BUSINESS STRATEGY - continued

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

We have a permanent assignment of the patent for the Energy Commander technology from the inventor. Other intellectual property patents on the new technology will be generated into patent pending status before and commensurate with fielding. Additional patents will, in the opinion of management, be generated from improvements in the technology.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. - continued

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

In January 2007, the EC V prototype was shipped to our production partner, Cm2, in Italy. The prototype will undergo further design review with the goal of producing 10 commercial units . Some commercial units will remain in Europe for placement by Cm2 and the remaining units will be shipped to us for placement in the U.S.

During 2006, we also sought to acquire technologies that fit well with our philosophy for renewable energy products. We explored technologies including tire remediation, ethanol and bio-diesel production, clean water technologies, hazardous waste technologies, and other renewable and critical use technologies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. - continued

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 TO THREE MONTHS ENDED MARCH 31, 2007.

Revenue for the three months ended March 31, 2008 and 2007 was $-0-.

General and administrative expenses for the three months ended March 31, 2008 of $66,742 decreased $976,381 compared to the general and administrative expenses for the three months ended March 31, 2007 which were $1,043,123. The reduction was primarily due to lower Officer and Director compensation

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $1,614 for the quarter ended March 31, 2008. We will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability.

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. The Company is in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. The Company anticipates it will be successful in these discussions; however, there can be no assurances that the Company will be successful in doing so and will produce cash flows sufficient to ensure its long-term viability. The cash provided by financing activities decreased by $112,655 for the quarter ended March 31, 2008 to $0 from the quarter ended March 31, 2007.

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

RISKS and UNCERTAINTIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. - continued

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

OFF BALANCE SHEET ARRANGEMENTS.

For the period ended March 31, 2008, we did not engage in any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information to be reported under this item is not required of smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls

As of the end of the period of this report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Acting Principal Financial Officer. Based on that evaluation, our Acting Chief Executive Officer and Acting Principal Financial Officer concluded that our earlier disclosure controls and procedures were not effective in timely alerting them to information required to be included in the Company’s periodic reports to the Securities and Exchange Commission, which resulted in a misstatement of both assets and liabilities of $200,000. In light of this event, management has put additional controls in place regarding cash receipts and disbursements. During the first fiscal quarter, there were changes in our internal control over financial reporting that will  materially affect and  likely to materially affect our internal control over financial reporting.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Craig Huffman, our acting Chief Executive Officer and acting Principal Officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-Q, Items 2, 3, 4, and 5 are omitted.

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

A judgment in favor of Mr. Segal was rendered on January 28, 2008 in the amount of $27,000 plus interest and costs.  Mr. Segal will be returning the shares that he had received.

……………………………………………………………

Item 6. Exhibits

Exhibit 31.1 - Certification of Acting Chief Executive Officer and Acting Principal Financial Officer of Renewable Energy Resources, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -- Certification of Acting Chief Executive Officer and Acting Principal Financial Officer of Renewable Energy Resources, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY RESOURCES, INC.

Date: May 15, 2008	By	/s/ CRAIG HUFFMAN
ACTING CHIEF EXECUTIVE OFFICER AND ACTING PRINCIPAL FINANCIAL OFFICER