Form 10-Q
period 2008-06-30
NEW GREEN TECHNOLGIES INC.
filed 2008-08-13
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from _______________ to _________________

333-141035

(Commission file number)

NEW GREEN TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Florida	88-0409143
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

334 S. HYDE PARK AVE., TAMPA, FLORIDA 33606

 (Address of principal executive offices) (Zip Code)

813-944-3185

(Registrant's telephone number, including area code)

 Renewable Energy Resources, Inc.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  as of  August 4, 2008, there were 15,238,629 shares outstanding .

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW GREEN TECHNOLOGIES, INC.

BALANCE SHEETS
(A Development Stage Company)
	Unaudited
	June 30, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$21,032	$1,380
Security Deposit	2,500	2,500
Total Current Assets	23,532	3,880

PROPERTY AND EQUIPMENT
Computers and Equipment (net of accumlated depreciation)	6,217	8,773
CAVD (net of accumulated depreciation)	95,000	-
Plasma (net of accumulated depreciation)	34,800	-
Total Property and Equipment	136,017	8,773

OTHER ASSETS
Investment- Kinetic Energy	68,750	68,750
CAVD Technolgy	645,667	100,000
Plasma & BORS Technology	300,000	-
Intangible Asset	12,000	-
Investment SEP	50,000	50,000
Total Other Assets	1,076,417	218,750

Total Assets	$1,235,966	$231,403

LIABILITIES and DEFICIENCY in ASSETS

CURRENT LIABILITIES

Accounts Payable	$188,289	$120,593
Accrued Liabilities, Related Parties	440,549	-
Due to Related Parties	2,500	123,548
Other Current Liabilities	24,425	13,425
Total Current Liabilities	655,763	257,566

OTHER LIABILITIES
Note Payable, Related Parties	270,000	150,000
Debt Under Negotiations	906,879	906,879
Shareholder Loans	34,000	34,000
Commitments and Contingencies	-	-
Total Liabilities	1,866,642	1,348,445

DEFICIENCY in ASSETS
Common Stock, $.001 par value, 200,000,000 Shares Authorized 15,061,629	15,062	6,078
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized 29,506	30	30
Additional Paid -in Capital	16,224,355	15,054,022
Balance Due On Sale of Stock	(455,000)	(455,000)
Accumulated Comprehensive Loss	-	(83,787)
Accumulated Deficit	(16,415,122)	(15,638,385)
Total Deficiency in Assets	(630,676)	(1,117,042)

Total Liabilities and Deficiency in Assets	$1,235,966	$231,403

* The balance sheet of December 31, 2007 was taken from the audited financial statements of that date
See accompanying notes to unaudited condensed financial statements footnotes which are an integral part of these financial statements

New Green Technologies, Inc.

UNAUDITED
STATEMENTS OF OPERATIONS
(A Development Stage Company)

					Accumulated
					from
					Date of
	Three Months	Three Months	Six Months	Six Months	Inception
	ended	ended	ended	ended	Through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Net Sales	$-	$-	$-	$	$-

Cost of Sales	-	-	-		-

Gross Profit	-	-	-		-

Selling, General & Administrative Expenses	582,708	850,430	649,450	1,893,553	13,200,041

Research And Development	-	-	-	1,600	1,374,586

Loss from Operations	582,708	850,430	649,450	1,895,153	14,574,627

Loss on Sale of Securities	-	-	-	-	697,237
Permanent Impairment Writedown on
Marketable securities	83,787	-	83,787	-	993,559
Other Income	-		-		-
Interest Expense	36,750	-	43,500	15	149,699

Net Loss	$(703,245)	$(850,430)	$(776,737)	$(1,895,168)	$(16,415,122)

Basic Net Loss Per Common Share	$(0.05)	$(0.15)	$(0.09)	$(0.34)

Diluted Net Loss Per Common Share	$(0.05)	$(0.15)	$(0.09)	$(0.34)

Weighted Average of Common Shares Outstanding	13,050,757	5,773,333	8,609,981	5,597,831

See accompanying notes to unaudited condensed financial statements footnotes which are an integral part of these financial statements

New Green Technologies, Inc.

UNAUDITED
STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			Accumulated from
			Date of
	Six Months Ended	Six Months Ended	Inception through
	June 30, 2008	June 30, 2007	June 30, 2008
OPERATING ACTIVITIES
Net Loss	$(776,737)	$(1,895,168)	$(16,415,121)

Adjustments To Reconcile Net Loss to Cash Used By Operating Activities:

Depreciation	8,756	2,556	25,944

Amortization of Debt Discount	-	-	40,000

Rent	-	22,818	22,818

Issuance of Common Shares for Interest	30,000		36,196

Issuance of Common Shares for Services	325,650	1,454,411	11,195,495

Issuance to Regent	-	-	839,232

Loss on Sale of Securities	-	-	697,237

Permanent Impairment Writedown on Marketable Securities	83,787	-	987,255

Changes in Assets & Liabilities

Interest Expense	13,500	-	24,425

Management Compensation	27,000	185,629	161,911

Increase in AP & Accrued Liability	172,696	127,888	448,269

Cash Used By Operating Activities	(115,348)	(101,866)	(1,936,339)

INVESTING ACTIVITIES

Purchase of Fixed Assets	-	-	(23,881)

Cash Proceeds on Sale of Marketable Securities	-	-	201,208

Loss on Langley	-	-	6,304

Employee Advances	-	(37,500)	-

Licensing Fee	-	-	(300,000)

Loan from Officer	-	2,500	2,500

Investment in SEP	-	-	(50,000)

Cash Used By Investing Activities	-	(35,000)	(163,869)

UNAUDITED
STATEMENTS OF CASH FLOWS - continued

FINANCING ACTIVITIES

Proceeds from notes payable	105,000	-	315,000

Rent Deposit	-	-	(2,500)

Net Proceeds From Shareholder Loans	30,000	-	30,000

Net Proceeds From Shareholder Advances	-	112,655	1,733,741

Stock Subscription	-	20,000	45,000

Cash Provided By Financing Activities	135,000	132,655	2,121,241

Decrease in Cash and Cash Equivalents	19,652	(4,211)	21,033
	i75
CASH AND CASH EQUIVALENTS, beginning of period	1,380	4,221	-

CASH AND CASH EQUIVALENTS, end of period
	$21,032	$10	$21,033

NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE of CAVD Technology and Equipment	$445,667
3.183,333 common shares
PURCHASE of Plasma Technology and Equipment	$336,000
2,800,000 common shares

See accompanying notes to unaudited financial statements which are an integral part of these financial statements

NEW GREEN TECHNOLOGIES INC.
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

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - continued

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at June 30, 2008.

Revenue

There was no revenue generated in the years ended December 31, 2007 and 2006.  Nor was there revenue generated during the quarter or six month period ended June 30, 2008

Income Taxes

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

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of June 30, 2008, there were no stock options and 3,507,497 warrants outstanding.

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the years ended December 31, 2007 and December 31, 2006.  The Company had no advertising expense during the quarter ended June 30, 2008

Recently Issued Accounting Pronouncements

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

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN CONSIDERATION

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2007 and 2006, the Company reported net losses of $2,069,085 and $7,045,255, respectively. In addition the Company had a loss of $703,245 for the quarter ended June 30, 2008 and $776,737 for the six months then ended

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

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

NOTE 3 - RELATED PARTY TRANSACTIONS

For the quarter and six month period ended June 30, 2008, officers and directors of the Company received no common shares as payment of their services.

We borrow funds from officers and stockholders from time to time.

Four individuals named in Item 403 of Regulation S-B have advanced us money for general and administrative expenses: Kenneth Brown a Past President, Craig Huffman our Chief Executive Officer, James Baker and James Thomas, our current outside Directors.

As of June 30, 2008, Mr. Brown was owed $2,500, Mr. Huffman was owed $15,000 which is included in Notes Payable, Mr. Thomas was owed a total of $34,000 and appears as Stockholder Loans. There has been no repayment terms specified for the loans. As such, we have classified the loans as other liabilities because of the Company’s historic cash position .

Mr. Baker is owed $150,000 on a 5 year note plus interest and is included in Notes Payable. The Lender may request repayment after two years of up to 25% of the original principal.  To date only $150,000 of the $750,000 has been drawn upon.

The remaining $105,000 of  Notes payable, Related Parties consists two notes totaling $75,000 and a loan from a Stockholder for $30,000

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

During the year ended December 31, 2002, Home Services International Inc. (HSI) placed 2,813,180 shares of its common stock in an escrow account. These shares are contingently issuable as they are to be issued to creditors as part of a plan to negotiate Company obligations through an intermediary. The Company is attempting to settle obligations by negotiating with creditors to take the Company’s common stock as payment for the obligations. During the year ended December 31, 2002, the Company had not issued any of these shares to creditors. During the year ended December 31, 2003, the Company negotiated a settlement in which 249,905 shares of common stock were issued out of escrow to settle a creditor obligation that had an original balance of $65,000. The settlement was recorded at the trading value of the shares on the date of settlement. That value was $299,866. The result was an additional expense of $234,866 charged to operations for the year ended December 31, 2003. During the year ended December 31, 2004 and December 31, 2005, the Company did not issue any of these shares to creditors. No shares were issued in 2006 as well as 2007 nor have shares been issued in 2008.

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

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' DEFICIENCY - continued

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

Pursuant to the terms and conditions of the Purchase Agreement, on the two year anniversary of the Purchase Agreement (Two Year Anniversary), the market value of the Company's common stock will be compared to the purchase price of the Company Stock under the Purchase Agreement "Market Value” is defined as the average of the ten (10) closing bid prices per share of the Company's common stock during the ten (10) trading days immediately preceding the Two Year Anniversary of the Agreement. If the Market Value of the Company's common stock on the Two Year Anniversary is the same or higher than purchase price per share, then at that time, the Company will receive all of the Langley Escrow Shares. If the Market Value on the Two Year Anniversary is less than purchase price per share, then for each percentage point decline in value, the Company must sell a corresponding percentage of the Langley Escrow Shares back to Langley for nominal consideration, up to the maximum number of Langley Escrow Shares, and the balance of the Langley Escrow Shares will be released from escrow to the Company. In October 2006, the company sold 413,935 shares for proceeds of $7,820. As of December, 31 2007, the Company wrote off the remaining investment valued at $6,304 since the shares are no longer listed. At December 31, 2006, the total other comprehensive loss was $83,787.  In the second quarter of 2008 Management concluded that recovery was not a reasonable expectation and wrote off the comprehensive loss to expense.

On March 25, 2008 the Company entered into an agreement to purchase from World Environmental Solutions Co. Inc. (WESCO) all of the Technology rights for the Catalytically Activated Vacuum Distillation (CAVD) technology for 3,183,333 shares of its restricted common stock valued at $445,667.  The agreement calls an additional payment if certain milestones are achieved.

On April 24, 2008 the Company entered into an agreement to purchase from U.S. Sustainable Energy Corporation its Plasma technologies and the Ballast Oil Recovery System (BORS) technologies for 2,800,000 shares of its restricted common stock valued at $336,000.

On May 6, 2008 the Company purchased the name “New Green Technologies Inc.” for 50,000 shares of its restricted common stock valued at 12,000.

NOTE 5 - COMMON AND PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001 and the issuance of up to 70,000,000 shares of preferred stock, with a par value of $.001.

COMMON STOCK

During the quarter ended June 30, 2008 the Company engaged in various transactions affecting stockholders’ equity, as follows: The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant or per contract. For the quarter ended June 30, 2008, a total of 2,165,820  shares of common stock were issued to 5 individuals and organizations as payment for services totaling $292,500. For the six months ended June 30, 2008, a total of 6,619,446 shares of common stock were issued to 7 individuals and organizations as payment for services totaling $325,650.

For the quarter ended June 30, 2008, 16,667 shares of common stock were issued as payment for a loan of $30,000. Loans are non-interest bearing and are paid by discounted stock valued as of the date of the loan. Pursuant to the terms of the loan, if the loan cannot be repaid within a specified time period, then restricted shares are issued to the lender equal to the amount of the loan. The shares are discounted approximately 50% as an inducement.

During the quarter ended June 30, 2008 the Company issued 135,555 shares of common stock as interest payment valued at $30,000 on two short term notes totaling $ 75,000.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - COMMON AND PREFERRED STOCK - continued

PREFERRED STOCK

The Company's has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding. During 2006, 6,112,265 preferred shares were converted to common stock. On December 31, 2006 there were 1,055,180 shares of preferred outstanding.  During 2007, 200,000 preferred shares were converted to common stock.  On December 31, 2007 there were 885,180 shares of preferred outstanding.  On June 30, 2008 there were 29,506 shares of preferred outstanding post reverse.

There was $22,130 in unpaid and undeclared cumulative dividends accrued during the quarter ended June 30, 2008. Total cumulative dividends unpaid and undeclared as of June 30, 2008 are $486,332.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the year ended December 31, 2007 and 2006 was $5,112 and $4,445, respectively. For the six months ended June 30, 2008 depreciation expense was $8,756.   Property and equipment consisted of the following at June 30, 2008:

Property and equipment	$177,266
Less accumulated depreciation	(41,249)
Property and equipment, net	$136,017

 NOTE 7 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in the six months ended June 30, 2008 or in the previous periods in the years ended December 31, 2007 and 2006.

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

	2007	2006
Net operating losses	$15,638,385	$13,569,300
Total deferred tax assets	6,736,197	5,834,798
Total valuation allowance	(6,736,197)	(5,834,798)
Net deferred tax assets	$-	$-

The valuation allowance increased by $901,399 during the year ended December 31, 2007.  No adjustment was made at the end of the quarter or six months ended June 30, 2008.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE 10 - LOSS PER SHARE

Outstanding warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2007 and 2006 or for the quarter ended June 30, 2008 and the six months ended on June 30, 2008 because the effect of their inclusion would be anti-dilutive.

Warrants to purchase 103,583 shares of common stock were outstanding and excluded from the loss per share calculation at December 31, 2007 or for the quarter ended June 30, 2008.

NOTE 11 - INVESTMENTS

The Company currently classifies all investment securities as available-for-sale. These securities are presented at their estimated fair value. Unrealized gains and losses on such securities, net of the related income tax effect, are excluded from earnings and reported as a separate component of stockholders’ equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Investment in Kinetic securities consisted of the following at December 31, 2007 and June 30, 2008:

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

 During the year ended December 31, 2004, the Company invested in Kinetic Energy Systems, Inc. (“Kinetic”) by issuing 1,250,000 shares of its common stock for approximately 20% of Kinetic. The value of the investment was determined to be $187,500 based on the trading price of the Company’s common stock at the time of the agreement. The Company intends to jointly develop and market complimentary technologies with Kinetic. The Company classifies its investment in Kinetic as available-for-sale and has carried its investment at cost. The investment was written down by $118,750 on September 30, 2005 to reflect slower than anticipated development progress by Kinetic. The Company owns 2,000,000 voting preferred shares of Kinetic Energy Systems, Inc. Kinetic has 10,000,000 preferred shares issued and outstanding and 1,000,000 common shares outstanding. The Company’s interest in Kinetic is approximately 18%. The Company exercises no management control and therefore, the cost method was used.

In 2006, the Company paid a licensing fee for the CAVD technology.  The value at the end of the quarter was included in the value of the technology purchase.

During 2007, the Company invested $50,000 in the Springfield Energy Project.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 12 - SHAREHOLDER LOANS

As of June 30, 2008, the Company had outstanding borrowings from three directors totaling $199,000. The borrowingshave no specific repayment terms.  These are included on the balance sheet in Accrued Liabilities Related Parties.

 NOTE 13 - ACQUISITION

The Company has signed an Acquisition Agreement with World Environmental Services, Inc. (WESCO), as subsidiary of EarthFirst Technologies, Inc., as of March 25, 2008 to purchase all technologies, interest, assets, patents, and other intellectual property related to certain technologies hereby referred to as CAVD (and other processes related to pyrolisis developed by WESCO), except those related to tires for the CAVD, or those rights held by RCT, LLC.

On May 7, 2008, the Company delivered to WESCO, 3,183,333 shares or approximately thirty three and one third (33 and 1/3%) percent of the then outstanding shares of common stock. WESCO delivered through this Agreement, all matters related to the CAVD or pyrolitic technology. Said items shall include the following types of matters: all patents, patents pending, work product on improvements, all uses for the CAVD, all laboratory and engineering work, all client materials, all potential client list, sales lists, pro-formas, business plans, etc. such uses, plans, patents, improvements, and all business opportunities shall include Distillers Dry Grain (DDG), carpet waste, municipal waste, algae use, and all other uses for CAVD, subject to the exclusions set forth in the attached agreement. This agreement for purchase shall have no effect on the right of use of CAVD for tires. On April 30, 2008 the 1 for 30 reverse split announced in the March 27th Form 8-K was effective. All shares issued and the loss per share is presented on the new basis representing a loss of $.05 for the three months ended June 30, 2008.

New Green Technologies had previously paid an amount of one hundred thousand dollars ($100,000) for the licensing of rights to the CAVD technology to WESCO, and a later payment of two hundred thousand dollars ($200,000) in 2006 to a related party. This amount was received under a separate contract relating to the licensing of this technology, and was reflected on the Company’s books in the first quarter of 2008 in license and accrued liabilities, for similar licensing of use of the CAVD process which is subject to a civil suit by New Green Technologies in the Thirteenth Judicial Circuit in and for Hillsborough County, Florida at this time. New Green Technologies acknowledges that it will relieve and dismiss any claim against that third party if all rights to such technologies are delivered under this agreement. WESCO shall assist New Green Technologies in any claim by any third party for the two hundred thousand dollars ($200,000) under the earlier agreement by New Green Technologies and such third party.

New Green Technologies shall make an additional payment (secondary consideration) to WESCO in common shares after one year, and no later than two years after closing, which shall consist of ten percent (10%) of then outstanding shares at the time of closing of this acquisition if the certain goals are reached.

NOTE 14 - LEGAL

On April 23, 2008 the Company received notice of a lawsuit which was filed in the State of Alabama against the Company and several other defendants. The Plaintiff in the case is GA Energy LLC. et al v. Earthfirst Technologies, Inc et al; CV2008-900053.  GA Energy is seeking the return of a $200,000 partial payment made for technology. In June, the Company sent a Demand Letter for $150,000, the balance of the monies owed under the contract.  On July 14, 2008, the Company filed suit in Florida under the same contract seeking performance by GA Energy LLC.  Management believe the Company will be successful in it pursuit of GA Energy LLC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT New Green Technologies

New Green Technologies, Inc. (the “Company”) was organized on December 31, 1996 as Tel-Voice Communications, Inc., a Nevada Corporation.  On January 6, 2003, the Company changed its name to Home Services International, Inc. On January 2, 2004, we entered into a merger agreement with Internal Command International, Inc. and on January 13, 2004, the name of the Company was changed to Internal Hydro International, Inc. Our domicile was moved to Florida on February 4, 2004. On February 20, 2007, we changed our name to Renewable Energy Resources, Inc. On May 27, 2008, we changed our name to New Green Technologies, Inc. We are a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "NGRN”. Our offices are located at 334 S. Hyde Park Ave., Tampa, Florida 33606. Our website is www.newgreentech.us.

HISTORY OF COMPANY

On January 10, 2003, Home Services International, Inc. (“HSVI”) was merged from a prior company. HSVI intended to acquire, establish joint ventures and develop such businesses. HSVI was presented with a business plan for a unique alternative energy technology by the management of Internal Command International (“ICI”), a Florida based private entity.  HSVI felt that the Energy Commander technology for low impact hydro power production presented a unique opportunity.  HSVI saw ICI’s technology as fulfilling a unique niche in the energy market.  Thus, HSVI sought to acquire the technology and related expertise through the reverse merger process.

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

On February 20, 2007, we changed our name to Renewable Energy Resources, Inc.

On May 27, 2008 we changed our name to New Green Technologies, Inc.  We are a publicly traded company listed on the OTC Electronic Bulletin Board our Symbol changed on July 3, 2008 under the symbol "NGRN”". The symbol and name change reflect the Company’s broader range of business endeavors to include the development of energy, green energy and biofuel projects.

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

Our long-term viability as a going concern is dependent on certain key factors, as follows:

•	Our ability to continue to obtain sources of outside financing.

•	Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

•	Our ability to generate sustainable revenue and cash flow.

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

RESULTS OF OPERATIONS

Our operations during 2008 concentrated on gaining new renewable energy technologies which were at or close to commercial applications, sales and revenue, as well as concentrating on moving the existing Energy Commander technology into a position where it could be commercially operable, with no or little funding from the Company.

In March 2008, we were successful in acquiring the CAVD technology from World Environmental Services Co. Inc.  The Company had previously paid a licensing fee for limited utilization and now owns the technology, except for the tire application. In the acquisition, we also acquired a mobile CAVD reactor, which was built to run numerous feedstocks, and which we intend to move to Tampa, to be a prove out for new feedstocks, and as a tool to make plant sales, and for energy creation.  We are currently focused on using our newly acquired technology to move forward in the bio-fuel and waste flow industries.  With the CAVD technologies, the Company can now make significant impact in the newly emerging bio-fuel and other waste industries. By the use of non-foodstock waste streams, we are concentrating on locking up the rights to already proven feedstock through the CAVD system, and other related feedstocks, for the build out of plants owned by the company, or sold in licensing agreements by the company, or in joint ventures, for many feedstock.  Our new technology is the Catalytic Activated Vacuum Distillation (CAVD) system which is an exclusively patented technology, which allows waste products, such as DDG, carpet waste, algae, citrus waste, tobacco waste, municipal waste, and others, to be converted into a bio-fuel and gas.  We have also acquired a plasma arc to energy technology along with a patented technology using waste water, fluid or gas flows to create electricity.  Our unique hydro technology is under control of EU partners for market entry. We do not have rights to the use of the tire technology component..

In January 2007, the EC V prototype was shipped to our production partner, Cm2, in Italy. to undergo further design review with the goal of producing 10 commercial units.  With the new management taking place in January, 2008, it was determined that former management of the Energy Commander and the agreement with Cm2 was not satisfactory, and that other technologies would be sought and acquired from known relations with other companies, such as EarthFirst Technologies, with the CAVD systems. Subsequently, in February 2008, New Green Technologies made a strategic relationship with a Bulgarian based entity, and formed a joint venture Bulgarian entity called Aegis Power, where one of the goals is to take the Energy Commander technology to commercialization, instead of relying upon Cm2 for development..

In April 2008, we acquired the rights to the Plasma Arc Flow and Ballast Oil Recovery Systems (BORS) Technology and Activated Carbon Technology from U.S. Sustainable Energy Corporation. These technologies will be developed, sold, or licensed as appropriate under the new business plan of New Green Technologies.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 TO THREE MONTHS ENDED JUNE 30, 2007.

Revenue for the three months ended June 30, 2008 and 2007 was $-0-.

General and administrative expenses for the three months ended June 30, 2008 of $582,708 decreased $267,722 compared to the general and administrative expenses for the three months ended June 30, 2007 which were $850,430. The reduction was primarily due to a reduction in the shares issued for services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. - continued

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 TO SIX MONTHS ENDED JUNE 30, 2007.

Revenue for the six months ended June 30, 2008 and 2007 was $-0-.

General and administrative expenses for the six months ended June 30, 2008 of $649,450 decreased $1,244,103 compared to the general and administrative expenses for the six months ended June 30, 2007 which were $1,893,553. The reduction was primarily due to a reduction in the shares issued for services.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $115,348 for the period ended June 30, 2008. We will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability.

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. The Company is in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. The Company anticipates it will be successful in these discussions; however, there can be no assurances that the Company will be successful in doing so and will produce cash flows sufficient to ensure its long-term viability. The cash provided by financing activities increased to $135,000 for the period ended June 30, 2008 compared to $132,655 from the period ended June 30, 2007.

SUBSEQUENT EVENTS

On July 14, 2008 the company filed a lawsuit in Hillsborough against Glen Acres for failing to respond to a June 6, 2008 demand letter for payment of $150,000 as described in a  2006 technology contract.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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

Costs of Conducting Business

We will still incur costs for research and development; however, the major work on the EC V has been completed.  Our Marketing efforts will be expanded to include the new technologies we acquired.  The ability to generate a profit depends, among other factors, on the amount of revenues from the sale of our products and our operating costs.

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

There can be no assurance that our products will achieve broad market acceptance or that we will be successful in marketing our products or enhancements thereto. In the event that our current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than the our products, demand for  our products would decline. A decline in demand for, or market acceptance of, our products as a result of competition, technological change, or other factors would have material adverse effects on the our business, financial condition and results of operations.

Seasonality

We do not expect to experience material seasonal variations in revenues or operating costs.

OFF BALANCE SHEET ARRANGEMENTS.

For the period ended June 30, 2008, we did not engage in any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information to be reported under this item is not required of smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls

As of the end of the prior quarter report, our principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Principal Financial Officer. Based on that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our earlier disclosure controls and procedures were not effective in timely alerting them to information required to be included in the Company’s periodic reports to the Securities and Exchange Commission, which resulted in a misstatement of both assets and liabilities of $200,000. In light of this event, management has put additional controls in place regarding cash receipts and disbursements. During the first fiscal quarter, there were changes in our internal control over financial reporting that will materially affect and likely to materially affect our internal control over financial reporting.

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

Conclusions

Based upon their evaluation of our controls, Craig Huffman, our Chief Executive Officer and acting Principal Officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-Q, Items 1, 2, 3, 4, and 5 are omitted.

Item 6. Exhibits

Exhibit 31.1 - Certification of Chief Executive Officer and Acting Principal Financial Officer of New Green Technologies, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -- Certification of  Chief Executive Officer and Acting Principal Financial Officer of New Green Technologies , Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW GREEN TECHNOLOGIES INC.

Date: August 11, 2008	By	/s/ CRAIG HUFFMAN
CHIEF EXECUTIVE OFFICER AND ACTING PRINCIPAL FINANCIAL OFFICER