Form 10KSB/A
period 2007-12-31
NEW GREEN TECHNOLOGIES INC.
filed 2008-10-30
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB /A or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

ITEM 6.  MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS (continued)

Forward looking statements

We are including the following cautionary statement in this Form 10-KSB /A to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, Renewable Energy Resources, Inc. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that could cause actual results to differ materially from those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; and our ability to efficiently manage our operations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

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

On July 23, 2008, we filed a Form S-8 Registration Statement with the Securities and Exchange Commission.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period of this report, management performed an assessment of our internal controls over financial reporting as of December 31, 2007 as required by Exchange Act Rule 13a-15(c).  This assessment was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Principal Financial Officer. Based on that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in the Company’s periodic reports to the Securities and Exchange Commission. During the fourth fiscal quarter, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Management has put additional controls in place regarding cash receipts and disbursements.  In addition, the Company has retained new, knowledgeable individuals.  In addition, we will make an additional assessment to ensure the success of these changes during the preparation of the 2008 10K.

MANAGEMENT REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management recognizes its responsibility for establishing and maintaining adequate internal controls over financial reporting.

Based on the completeness of the company prepared financials, management considers the controls in place to be effective for the company. Management used the COSO framework as a basis for evaluating it internal controls.  There were no material weaknesses identified during the preparation of year end financial reports.

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

ITEM 13.  EXHIBITS

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-KSB /A or are incorporated herein by reference:

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

CERTIFICATION
-------------

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB /A to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Tampa, Florida on October 21, 2008 .

RENEWABLE ENERGY RESOURCES, INC.

Date: October 21, 2008	By:	/s/ Craig Huffman
Name: Craig Huffman
Title: Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Craig Huffman	Date: October 21, 2008
Name: Craig Huffman
Title: Craig Huffman, Acting Chief Executive Officer, Acting Principal Financial Officer, and Acting Chairman of the Board of Directors

/s/ James Thomas	Date: October 21, 2008
Name: James Thomas
Title: Director

/s/ James Baker	Date: October 21, 2008
Name: James Baker
Title: Director