Form 10-Q
period 2008-09-30
NEW GREEN TECHNOLOGIES INC.
filed 2008-11-19
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  as of  November 11, 2008, there were 19,269,717 shares outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW GREEN TECHNOLOGIES, INC.

BALANCE SHEETS
(A Development Stage Company)
	Unaudited
	September 30, 2008	December 31, 2007 *

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents		$1,380
Security Deposit	2,500	2,500
Total Current Assets	2,500	3,880

PROPERTY AND EQUIPMENT
Computers and Equipment (net of accumlated depreciation)	4,939	8,773
CAVD (net of accumulated depreciation)	90,000	-
Plasma (net of accumulated depreciation)	33,600	-
Total Property and Equipment	128,539	8,773

OTHER ASSETS
Investment- Kinetic Energy	68,750	68,750
CAVD Technolgy	645,667	100,000
Plasma & BORS Technology	300,000	-
Intangible Asset	12,000	-
Investment SEP	50,000	50,000
Total Other Assets	1,076,417	218,750

Total Assets	$1,207,455	$231,403

LIABILITIES and DEFICIENCY in ASSETS

CURRENT LIABILITIES

Accounts Payable	$208,292	$120,593
Accrued Liabilities, Related Parties	510,548	-
Due to Related Parties	2,500	123,548
Other Current Liabilities	31,512	13,425
Total Current Liabilities	752,852	257,566

OTHER LIABILITIES
Note Payable, Related Parties	270,000	150,000
Debt Under Negotiations	906,879	906,879
Shareholder Loans	74,000	34,000
Commitments and Contingencies	-	-
Total Liabilities	2,003,731	1,348,445

DEFICIENCY in ASSETS
Common Stock, $.001 par value, 200,000,000 Shares Authorized	17,783	6,078
Issued 17,782,748 and 6,078,468, respectively
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized	30	30
Issued 29,506
Additional Paid -in Capital	16,606,061	15,054,022
Balance Due On Sale of Stock	(455,000)	(455,000)
Accumulated Comprehensive Loss	-	(83,787)
Accumulated Deficit	(16,965,150)	(15,638,385)
Total Deficiency in Assets	(796,276)	(1,117,042)

Total Liabilities and Deficiency in Assets	$1,207,455	$231,403

* The balance sheet of December 31, 2007 was taken from the audited financial statements of that date.
See accompanying notes to unaudited condensed financial statements footnotes which are an integral part of these financial statements.

NEW GREEN TECHNOLOGIES, INC.

UNAUDITED
STATEMENTS OF OPERATIONS
(A Development Stage Company)

					Accumulated
					from
					Date of
	Three Months	Three Months	Nine Months	Nine Months	Inception
	ended	ended	ended	ended	Through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
Net Sales	$-	$-	$-	$	$-

Cost of Sales	-	-	-		-

Gross Profit	-	-	-		-

Selling, General & Administrative Expenses	527,278	147,043	1,176,728	2,040,597	13,727,319

Research And Development	-	15,000	-	16,600	1,374,586

Loss from Operations	527,278	162,043	1,176,728	2,057,197	15,147,405

Loss on Sale of Securities	-	-	-	-	697,237
Permanent Impairment Writedown on
Marketable securities	-	-	83,787	-	993,559
Other Income	-		-		-
Interest Expense	22,750	4,175	66,250	4,190	172,449

Net Loss	$(550,028)	$(166,218)	$(1,326,765)	$(2,061,387)	$(16,965,150)

Basic Net Loss Per Common Share	$(0.03)	$(0.03)	$(0.09)	$(0.37)

Diluted Net Loss Per Common Share	$(0.03)	$(0.03)	$(0.09)	$(0.37)

Weighted Average of Common Shares	16,617,003	5,773,333	15,306,995	5,597,831
Outstanding

See accompanying notes to unaudited condensed financial statements footnotes which are an integral part of these financial statements

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

 Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at September 30, 2008.

Revenue

There was no revenue generated in the years ended December 31, 2007 and 2006.  Nor was there revenue generated during the three months or nine month period ended September 30, 2008.

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

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of September 30, 2008, there were no stock options and 3,507,497 warrants outstanding.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Investments

Management reviews its investments at least annually for impairment and makes appropriate adjustments.

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the years ended December 31, 2007 and December 31, 2006.  The Company had no advertising expense during the quarter ended September 30, 2008.

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

NOTE 2 - GOING CONCERN CONSIDERATION

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2007 and 2006, the Company reported net losses of $2,069,085 and $7,045,255, respectively. In addition the Company had a loss of $550,028 for the three months ended September 30, 2008 and a loss of $1,326,765 for the nine months then ended.

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

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

For the three months and nine month period ended September 30, 2008, officers and directors of the Company received no common shares as payment of their services.

We borrow funds from officers and stockholders from time to time.

Four individuals named in Item 403 of Regulation S-B have advanced us money for general and administrative expenses: Kenneth Brown a Past President, Craig Huffman our Chief Executive Officer, James Baker and James Thomas, our current outside Directors.

As of September 30, 2008, Mr. Brown was owed $2,500, Mr. Huffman was owed $15,000 which is included in Notes Payable, Mr. Thomas was owed a total of $34,000 and appears as Stockholder Loans. There has been no repayment terms specified for the loans. As such, we have classified the loans as other liabilities because of the Company’s historic cash position.

Mr. Baker is owed $150,000 on a 5 year note plus interest and is included in Notes Payable Related Parties. The Lender may request repayment after two years of up to 25% of the original principal.  To date only $150,000 of the $750,000 has been drawn upon.

The remaining $120,000 of Notes Payable, Related Parties consists five notes from stockholders.

NOTE 4 - STOCKHOLDERS' DEFICIENCY

On October 12, 2005, 7,400,000 shares were issued for the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement with Regent Machine Products, LLC. Additionally, in the quarter ended September 30, 2006, 2,500,000 shares were issued under this agreement. On January 23, 2007, an additional 1,500,000 shares were issued.  A total of 11,400,000 shares have been issued under this agreement as reflected under Research and Development on the Statement of Operations.

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

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' DEFICIENCY - continued

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

On May 6, 2008 the Company purchased the name “New Green Technologies Inc.” for 50,000 shares of its restricted common stock valued at $12,000.

NOTE 5 - COMMON AND PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001 and the issuance of up to 70,000,000 shares of preferred stock, with a par value of $.001.

COMMON STOCK

During the quarter ended September 30, 2008 the Company engaged in various transactions affecting stockholders’ equity, as follows: The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant or per contract. For the three months ended September 30, 2008, a total of 2,721,896 shares of common stock were issued to 9 individuals and organizations as payment for consulting  services totaling $398,427. For the nine months ended September 30, 2008, a total of 11,704,315 shares of common stock were issued to 16 individuals and organizations as payment for the CAVD and BORS technologies $781,667and  $963,810 for consulting services, in total $1,745,477.

For the quarter ended September 30, 2008, no shares of common stock were issued as payment for loans. Some loans are non-interest bearing and are paid by discounted stock valued as of the date of the loan. Pursuant to the terms of the loan, if the loan cannot be repaid within a specified time period, then restricted shares are issued to the lender equal to the amount of the loan. The shares are discounted approximately 50% as an inducement. Other loans are interest bearing and the interest is paid with restricted stock.

During the three months ended September 30, 2008 the Company issued 44,444 shares of common stock as interest payment valued at $4,000 on a short term note totaling $ 10,000.  For the nine months ended September 30, 2008 the Company issued 679,444 common shares as interest payments on short term notes totaling $46,000.

PREFERRED STOCK

The Company's has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding. During 2006, 6,112,265 preferred shares were converted to common stock. On December 31, 2006 there were 1,055,180 shares of preferred outstanding.  During 2007, 200,000 preferred shares were converted to common stock.  On December 31, 2007 there were 29,506 shares of preferred outstanding.  On September 30, 2008 there were 29,506 shares of preferred outstanding post reverse.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMON AND PREFERRED STOCK - continued

There was $737.66 in unpaid and undeclared cumulative dividends accrued during the quarter ended September 30, 2008. Total cumulative dividends unpaid and undeclared as of September 30, 2008 are $487,069.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the year ended December 31, 2007 and 2006 was $5,112 and $4,445, respectively. For the nine months ended September 30, 2008 depreciation expense was $16,234.   Property and equipment consisted of the following at September 30, 2008:

Property and equipment	$177,266
Less accumulated depreciation	(48,727)
Property and equipment, net	$128,539

NOTE 7 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in the nine months ended September 30, 2008 or in the previous periods in the years ended December 31, 2007 and 2006.

NOTE 8 - INCOME TAXES

The Company has no income tax provision or benefit in the periods ended December 31, 2007 and 2006 or September 30, 2008. Prior to the merger transaction with HSI the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code.

During the year ended December 31, 2007, the Company generated a tax benefit related to operating loss carry forwards of $901,399 that was equally offset by a valuation allowance.

At December 31, 2007, the Company had federal net operating loss carry forwards of approximately $15,638,385 that expire from 2009 to 2027 and state net operating loss carry forwards of approximately $987,975 that expire from 2008 to 2010.  Substantially all of the deferred income tax asset of $6,736,197 relates to income tax benefits from net operating loss carry forwards. Because of the change of control issues under Section 382 of the Internal Revenue Code and the current uncertainty of realizing the benefits of the tax carry forward, an equal valuation allowance has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. Significant components of the Company’s deferred tax assets were as follows:

	2007	2006
Net operating losses	$15,638,385	$13,569,300
Total deferred tax assets	6,736,197	5,834,798
Total valuation allowance	(6,736,197)	(5,834,798)
Net deferred tax assets	$-	$-

The valuation allowance increased by $901,399 during the year ended December 31, 2007.  No adjustment was made at the end of the three month or nine months ended September 30, 2008.

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

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER SHARE

Outstanding warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2007 and 2006 or for the quarter ended September 30, 2008 and the nine months ended on September 30, 2008 because the effect of their inclusion would be anti-dilutive.

Warrants to purchase 103,583 shares of common stock were outstanding and excluded from the loss per share calculation at December 31, 2007 and warrants to purchase 3,507,497 of common stock were outstanding and excluded from the loss per share calculation for the quarter ended September 30, 2008.

NOTE 11 - INVESTMENTS

The Company currently classifies all investment securities as available-for-sale. These securities are presented at their estimated fair value. Unrealized gains and losses on such securities, net of the related income tax effect, are excluded from earnings and reported as a separate component of stockholders’ equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Investment in Kinetic securities consisted of the following at December 31, 2007 and September 30, 2008:

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

During 2007, the Company invested $50,000 in the Springfield Energy Project.

NOTE 12 - SHAREHOLDER LOANS

As of September 30, 2008, the Company had outstanding borrowings from three directors totaling $199,000. The borrowings have no specific repayment terms.  These are included on the balance sheet in Accrued Liabilities Related Parties.

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

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 - ACQUISITION - continued

On May 7, 2008, the Company delivered to WESCO, 3,183,333 shares or approximately thirty three and one third (33 and 1/3%) percent of the then outstanding shares of common stock. WESCO delivered through this Agreement, all matters related to the CAVD or pyrolitic technology. Said items shall include the following types of matters: all patents, patents pending, work product on improvements, all uses for the CAVD, all laboratory and engineering work, all client materials, all potential client list, sales lists, pro-formas, business plans, etc. such uses, plans, patents, improvements, and all business opportunities shall include Distillers Dry Grain (DDG), carpet waste, municipal waste, algae use, and all other uses for CAVD, subject to the exclusions set forth in the attached agreement. This agreement for purchase shall have no effect on the right of use of CAVD for tires. On April 30, 2008 the 1 for 30 reverse split announced in the March 27th Form 8-K was effective. All shares issued and the loss per share is presented on the new basis representing a loss of $.05 for the three months ended September 30, 2008.

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

New Green Technologies shall make an additional payment (secondary consideration) to WESCO in common shares after one year, and no later than two years after closing, which shall consist of ten percent (10%) of then outstanding shares at the time of closing of this acquisition if the certain goals are reached.  Management has determined that this is an acquisition of technology not a business.

NOTE 14 - LEGAL

On April 23, 2008 the Company received notice of a lawsuit which was filed in the State of Alabama against the Company and several other defendants. The Plaintiff in the case is GA Energy LLC. et al v. Earthfirst Technologies, Inc et al; CV2008-900053.  GA Energy is seeking the return of a $200,000 partial payment made for technology. In June, the Company sent a Demand Letter for $150,000, the balance of the monies owed under the contract.  On July 14, 2008, the Company filed suit in Florida under the same contract seeking performance by GA Energy LLC.  The company filed this lawsuit in Hillsborough County, Florida against Glen Acres for failing to respond to a June 6, 2008 demand letter for payment of $150,000 as described in a 2006 technology contract. Management believe the Company will be successful in it pursuit of GA Energy LLC.

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

The EC V has several advantages over all other alternative energy technologies. The EC V system represents the first time, to our knowledge, that a technology used the positive displacement of water pressure to create mechanical force to create electricity.  The advantages of the EC are numerous. Primarily, the system is designed for installation to take advantage of waste flows of water.  Therefore, the cost of the energy to produce electricity will be virtually, if not literally, free.  Second, the EC units will take up very little space; an EC unit takes up 1/100 the space of a solar array to gain the same amount of electrical output. Third, the system will sell for approximately $45,000, or $1500 per KW, which is competitive with other power generation devices. This means either high profit or low electrical cost making for a more competitive market entry.

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

In March 2008, we were successful in acquiring the CAVD technology from World Environmental Services Co. Inc.  The Company had previously paid a licensing fee for limited utilization and now owns the technology, except for the tire application. In the acquisition, we also acquired a mobile CAVD reactor, which was built to run numerous feedstocks, and which we intend to move to Tampa, to be a prove out for new feedstocks, and as a tool to make plant sales, and for energy creation.  We are currently focused on using our newly acquired technology to move forward in the bio-fuel and waste flow industries.  With the CAVD technologies, the Company can now make significant impact in the newly emerging bio-fuel and other waste industries. By the use of non-foodstock waste streams, we are concentrating on locking up the rights to already proven feedstock through the CAVD system, and other related feedstocks, for the build out of plants owned by the company, or sold in licensing agreements by the company, or in joint ventures, for many feedstock.  Our new technology is the Catalytic Activated Vacuum Distillation (CAVD) system which is an exclusively patented technology, which allows waste products, such as DDG, carpet waste, algae, citrus waste, tobacco waste, municipal waste, and others, to be converted into a bio-fuel and gas.  We have also acquired a plasma arc to energy technology along with a patented technology using waste water, fluid or gas flows to create electricity.  Our unique hydro technology is under control of EU partners for market entry. We do not have rights to the use of the tire technology component.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. - continued

RESULTS OF OPERATIONS - continued

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2008 TO THREE MONTHS ENDED SEPTEMBER 30, 2007.

Revenue for the three months ended September 30, 2008 and 2007 was $-0-.

General and administrative expenses for the three months ended September 30, 2008 of $527,278 increased $380,235 compared to the general and administrative expenses for the three months ended September 30, 2007 which were $147,043. The increase was primarily due to an increase in the shares issued for consulting services.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 TO NINE MONTHS ENDED SEPTEMBER 30, 2007.

Revenue for the nine months ended September 30, 2008 and 2007 was $-0-.

General and administrative expenses for the nine months ended September 30, 2008 of $1,176,128 decreased $864,469 compared to the general and administrative expenses for the nine months ended September 30, 2007 which were $2,040,597. The reduction was primarily due to a reduction in the shares issued for consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $146,380 for the period ended September 30, 2008. We will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability.

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. The Company is in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. The Company anticipates it will be successful in these discussions; however, there can be no assurances that the Company will be successful in doing so and will produce cash flows sufficient to ensure its long-term viability. The cash provided by financing activities decreased to $145,000 for the period ended September 30, 2008 compared to $282,655 from the period ended September 30, 2007.

SUBSEQUENT EVENTS

None

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

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING - continued

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

OFF BALANCE SHEET ARRANGEMENTS.

For the period ended September 30, 2008, we did not engage in any off balance sheet transactions.

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

Item 4T. Controls and Procedures - continued

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

NEW GREEN TECHNOLOGIES INC.

Date: November 18, 2008	By	/s/ CRAIG HUFFMAN
CHIEF EXECUTIVE OFFICER AND ACTING PRINCIPAL FINANCIAL OFFICER