Form 10-Q/A
period 2008-09-30
NEW GREEN TECHNOLOGIES INC.
filed 2008-11-24
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

Amendment No 1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  as of  November 11, 2008, there were 19,269,717 shares outstanding .

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment is being filed to include the Statements of Cash Flows which were not included in the November 19, 2008 filing of the Quarterly Form 10Q for the quarter ended September 30, 2008.  In addition the presentation of Current Liabilities on the Balance Sheets for the September 30, 2008 and December 31, 2007 periods were changed with no effect on the totals for the respective periods.  This change was made to reflect current presentation format.

For convenience we have submitted the entire Quarterly Form filing reflecting the addition of the Statement of Cash Flow Statements and the presentation changes to the Balance Sheets.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW GREEN TECHNOLOGIES, INC.

BALANCE SHEETS
(A Development Stage Company)
	Unaudited
	September 30, 2008	December 31, 2007 *

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$-	$1,380
Security Deposit	2,500	2,500
Total Current Assets	2,500	3,880

PROPERTY AND EQUIPMENT
Computers and Equipment (net of accumlated depreciation)	4,939	8,773
CAVD (net of accumulated depreciation)	90,000	-
Plasma (net of accumulated depreciation)	33,600	-
Total Property and Equipment	128,539	8,773

OTHER ASSETS
Investment- Kinetic Energy	68,750	68,750
CAVD Technolgy	645,667	100,000
Plasma & BORS Technology	300,000	-
Intangible Asset	12,000	-
Investment SEP	50,000	50,000
Total Other Assets	1,076,417	218,750

Total Assets	$1,207,455	$231,403

LIABILITIES and DEFICIENCY in ASSETS

CURRENT LIABILITIES

Accounts Payable	$208,292	$120,593
Due to Related Parties	513,048	123,548
Other Current Liabilities	31,512	13,425
Total Current Liabilities	752,852	257,566

OTHER LIABILITIES
Note Payable, Related Parties	270,000	150,000
Debt Under Negotiations	906,879	906,879
Shareholder Loans	74,000	34,000
Commitments and Contingencies	-	-
Total Liabilities	2,003,731	1,348,445

DEFICIENCY in ASSETS
Common Stock, $.001 par value, 200,000,000 Shares Authorized	17,783	6,078
17,782,748 and 6,078,468 issued and outstanding respectively.
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized	30	30
29,506 issued and outstanding respectively
Additional Paid -in Capital	16,606,061	15,054,022
Balance Due On Sale of Stock	(455,000)	(455,000)
Accumulated Comprehensive Loss	-	(83,787)
Accumulated Deficit	(16,965,150)	(15,638,385)
Total Deficiency in Assets	(796,276)	(1,117,042)

Total Liabilities and Deficiency in Assets	$1,207,455	$231,403

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
Outstanding

See accompanying notes to unaudited condensed financial statements footnotes which are an integral part of these financial statements

NEW GREEN TECHNOLOGIES, INC.

UNAUDITED
STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			Accumulated from
			Date of Inception
	Nine Months Ended	Nine Months Ended	through
	Septmber 30, 2008	September 30, 2007	September 30, 2008
OPERATING ACTIVITIES
Net Loss	$(1,326,765)	$(2,061,387)	$(16,965,150)

Adjustments To Reconcile Net Loss to Cash Used By Operating Activities:

Depreciation	16,234	3,834	33,422

Amortization of Debt Discount	-	-	40,000

Rent	-	22,818	22,818

Issuance of Common Shares for Interest	46,000		52,196

Issuance of Common Shares for Services	724,077	1,468,811	11,593,922

Issuance to Regent	-	33,332	839,232

Loss on Sale of Securities	-	-	697,237

Permanent Impairment Writedown on Marketable Securities	83,787	-	987,255

Accounts Payable	89,275	52,899	186,911

Due to related Parties	389,500	275,629	499,848

Other Current Liabilities	31,512	4,175	44,937

Cash Used By Operating Activities	53,620	(199,889)	(1,967,372)

INVESTING ACTIVITIES

Purchase of Fixed Assets	-	-	(23,881)

Cash Proceeds on Sale of Marketable Securities	-	-	201,208

Loss on Langley	-	-	6,304

Employee Advances	-	(37,500)	-

Licensing Fee	(200,000)	-	(300,000)

Loan from Officer	-	2,500	2,500

Investment in SEP	-	(50,000)	(50,000)

Cash Used By Investing Activities	(200,000)	(85,000)	(163,869)

STATEMENTS OF CASH FLOWS - continued

FINANCING ACTIVITIES

Proceeds from notes payable	105,000	150,000	315,000

Rent Deposit	-	-	(2,500)

Net Proceeds From Shareholder Loans	40,000	-	40,000

Net Proceeds From Shareholder Advances	-	112,655	1,733,741

Stock Subscription	-	20,000	45,000

Cash Provided By Financing Activities	145,000	282,655	2,131,241

Decrease in Cash and Cash Equivalents	(1,380)	(2,234)	-

CASH AND CASH EQUIVALENTS, beginning of period	1,380	4,221	-

CASH AND CASH EQUIVALENTS, end of period
	$-	$1,987	$-

NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE of CAVD Technology and Equipment	$445,667
3.183,333 common shares
PURCHASE of Plasma & Bors Technology and Equipment	$336,000
2,800,000 common shares
PURCHASE of Name "NEW GREEN TECHNOLOGIES INC."	$12,000
50,000 common shares

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

The remaining $120,000 of Notes Payable, Related Parties consists five notes from stockholders one of which resulted from the direct payment of a vendor invoice of $15,000.

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

COMMON STOCK

During the quarter ended September 30, 2008 the Company engaged in various transactions affecting stockholders’ equity, as follows: The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant or per contract. For the three months ended September 30, 2008, a total of 2,721,896 shares of common stock were issued to 9 individuals and organizations as payment for consulting services totaling $398,427. For the nine months ended September 30, 2008, a total of 11,024,828 shares of common stock were issued to 16 individuals and organizations as payment for the CAVD and Plasma & BORS technologies $781,667 and  $724,077 for consulting services, in total $1,505,744 .

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

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMON AND PREFERRED STOCK - continued

There was $737.66 in unpaid and undeclared cumulative dividends accrued during the three months ended September 30, 2008. Total cumulative dividends unpaid and undeclared as of September 30, 2008 are $487,069.

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

NOTE 8 - INCOME TAXES

The Company has no income tax provision or benefit in the periods ended December 31, 2007 and 2006 or for the period ended September 30, 2008. Prior to the merger transaction with HSI the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Prior to the merger of Internal Command with Home Services, the Company (HSVI) had incurred additional deficits in cash flow from operating activities. The Company had accrued approximately $906,900 in obligations to vendors, consultants and former employees. The Company is attempting to settle these obligations, primarily through the issuance of common stock. Management believes we will ultimately settle these obligations for no more than amounts accrued at December 31, 2007 and as of September 30, 2008. As a part of the Merger Agreement with Internal Command International, Inc. (ICI), our former Chief Executive Officer of HSVI, had and did affirm that the outstanding debts of HSVI have been properly structured for management of the debt post-merger; namely, that the debt was in the hands of suitable professional debt management team, including Fletcher & Associates, and Harry J. Miller, PLLC; that there has been set aside as part of the issued common stock for obligation and satisfaction of the debt; and that the incoming principals of ICI would be held harmless for this debt. In the summer of 2005, we released Harry Miller, PLLC and Fletcher & Associates from their duties as debt managers, taking control of such matters internally. To date, the shares issued to secure these debts are unissued, and held by both Harry Miller PLLC in trust, and with the Company, should the need arise for settlement of any such debts, if communication and demand for the same is made. To date no such verified debt demands have been made. Any settlements will be valued at the fair value of the stock at the time the settlement is reached, or some other amount as negotiated.

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

During 2007, the Company invested $50,000 in the Springfield Energy Project.

NOTE 12 - SHAREHOLDER LOANS

As of September 30, 2008, the Company had Notes Payables, Related Parties, which includes borrowings from three directors totaling $199,000. The borrowings have no specific repayment terms.

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

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 - ACQUISITION - continued

On May 7, 2008, the Company delivered to WESCO, 3,183,333 shares or approximately thirty three and one third (33 and 1/3%) percent of the then outstanding shares of common stock. WESCO delivered through this Agreement, all matters related to the CAVD or pyrolitic technology. Said items shall include the following types of matters: all patents, patents pending, work product on improvements, all uses for the CAVD, all laboratory and engineering work, all client materials, all potential client list, sales lists, pro-formas, business plans, etc. such uses, plans, patents, improvements, and all business opportunities shall include Distillers Dry Grain (DDG), carpet waste, municipal waste, algae use, and all other uses for CAVD, subject to the exclusions set forth in the attached agreement. This agreement for purchase shall have no effect on the right of use of CAVD for tires. On April 30, 2008 the 1 for 30 reverse split announced in the March 27th Form 8-K was effective. All shares issued and the loss per share is presented on the new basis representing a loss of $.03 for the three months ended September 30, 2008.

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

New Green Technologies shall make an additional payment (secondary consideration) to WESCO in common shares after one year, and no later than two years after closing, which shall consist of ten percent (10%) of then outstanding shares at the time of closing of this acquisition if the certain goals are reached.  Management has determined that this is an acquisition of a technology, not a business.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. - continued

RESULTS OF OPERATIONS - continued

In January 2007, the EC V prototype was shipped to our production partner, Cm2, in Italy, to undergo further design review with the goal of producing 10 commercial units.  With the new management taking place in January, 2008, it was determined that former management of the Energy Commander and the agreement with Cm2 was not satisfactory, and that other technologies would be sought and acquired from known relations with other companies, such as EarthFirst Technologies, with the CAVD systems. Subsequently, in February 2008, New Green Technologies made a strategic relationship with a Bulgarian based entity, and formed a joint venture Bulgarian entity called Aegis Power, where one of the goals is to take the Energy Commander technology to commercialization, instead of relying upon Cm2 for development.

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

General and administrative expenses for the three months ended September 30, 2008 of $527,278 increased $380,235 compared to the general and administrative expenses for the three months ended September 30, 2007 which were $147,043. The increase was primarily due to an increase in the shares issued for renewal of consulting agreements and ongoing services.

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

SUBSEQUENT EVENTS

None

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. At times we change historic classifications to reflect current presentation.

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

NEW GREEN TECHNOLOGIES INC.

Date: November 21, 2008	By	/s/ CRAIG HUFFMAN
CHIEF EXECUTIVE OFFICER AND ACTING PRINCIPAL FINANCIAL OFFICER