Form 10-K
period 2008-12-31
NEW GREEN TECHNOLOGIES INC.
filed 2009-05-11
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

333-141035

(Commission file number)

NEW GREEN TECHNOLOGIES,  INC.

(Exact name of registrant as specified in its charter)

Florida	88-0409143
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

334 S. HYDE PARK AVE., TAMPA, FLORIDA 33606

(Address of Principal Executive Offices) (Zip Code)

813-944-3185

 (Registrant's Telephone Number)

Securities Registered Under Section 12(b) Of The Exchange Act:

Title Of Each Class       n/a
Name Of Each Exchange On Which Registered       n/a

Securities Registered Pursuant to 12(g) of the Exchange Act:

Title Of Each Class

Common Stock, $.001 Par Value
Preferred Stock, Series A, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 402 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☒(Not Required).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The Issuer's revenues for the year ended December 31, 2008 were $0.

The aggregate market value of Common Stock held by non-affiliates of the registrant at April 14, 2009, based upon the last reported sales prices on the NASDAQ Global Market of $0.034 was $1,061,088.

As of April 14, 2009, there were approximately 33,175,620 shares of Common Stock outstanding (excluding treasury shares) and 28,517 shares of class “A” preferred stock issued and outstanding.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT NEW GREEN TECHNOLOGIES, INC.

HISTORY OF COMPANY

On January 10, 2003, Home Services International, Inc. (“HSVI”) was merged from a prior company. HSVI intended to acquire, establish joint ventures and develop such businesses. HSVI was presented with a business plan for a unique alternative energy technology by the management of Internal Command International (“ICI”), a Florida based private firm.  HSVI felt that the Energy Commander technology for low impact hydro power production presented a unique opportunity.  HSVI saw ICI’s technology as fulfilling a unique niche in the energy market.  Thus, HSVI sought to acquire the technology and related expertise through the reverse merger process.

On January 2, 2004, ICI entered into a merger agreement with HSVI. HSVI issued 27,500,000 shares of its Series A Preferred stock to the shareholders of ICI.  In connection with this acquisition, the merged companies’ name was changed to Internal Hydro International, Inc. (“IHDR”).  On February 4, 2004, the Company’s domicile was changed to Florida.  ICI was not a related party.

As a result of the merger transaction with HSVI, the former ICI stockholders obtained control of HSVI's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of HSVI, under the purchase method of accounting, and was treated as a recapitalization with the ICI as the acquirer.

On February 20, 2007, we changed our name to Renewable Energy Resources, Inc.

On May 27, 2008 we changed our name to New Green Technologies, Inc (New Green, or the Company).  We are a publicly traded company listed on the OTC Electronic Bulletin Board and our Symbol changed on July 3, 2008 under the symbol "NGRN”". The symbol and name change reflect the Company’s broader range of business endeavors to include the development of energy, green energy and biofuel projects. Our offices are located at 334 S. Hyde Park Ave., Tampa, Florida 33606. Our website is www.newgreentech.us.

BUSINESS STRATEGY

We are a development stage enterprise. We have acquired the Catalytic Activated Vacuum Distillation Process (CAVD) and a Submerged liquid plasma system from EarthFirst Technologies, Inc. (EarthFirst) in May 2008. The acquisition of the assets and technologies was accomplished by the issuance of 6.1 million shares of the Company’s common stock. We acquired the technologies to broaden our technology base, and to expand the Company’s entry into the renewable energy area. The CAVD and Plasma systems were designed, built and patented through years and millions of dollars in research and development under EarthFirst. CAVD has been commercialized for use for the production of carbon and fuels from tires, through an independent company, RCT, which is privately held and not related to New Green. New Green owns the rights to all of the intellectual property and uses for the CAVD besides tires, which reside in RCT. New Green keeps relations with RCT, and RCT has of April 2009, received two large scale plant purchases and are delivering their first plant in Missouri in April. Given the advanced state of the CAVD technology, New Green sought to position itself in all areas of the other available feedstocks for commercial use of the CAVD. These include automobile shredder residue (ASR), plastics, carpet waste, citrus and other bio wastes, waste wood, construction waste, tobacco waste, and numerous other waste materials. New Green, in its purchase from EarthFirst received a mobile semi-trailer mounted CAVD reactor, which has the ability to run any feedstock for verification. With the mobile facility coming on line, New Green will be able to use chemical testing of the feedstocks to prove out the energy potentials which were previously proven at the larger facility of the prior plant, and for similar feedstocks for the production of energy through electricity or through fuel processing.

ITEM 1. BUSINESS - continued

BUSINESS STRATEGY - continued

New Green is working closely with Florida Department ofEnvironmental Protection to assure that all processed waste will be permitted or exempted for testing on an ongoing basis.

New Green and Green Energy Solutions, Inc. (GES), have entered into a joint venture to establish a large scale project in Alberta Canada, and is seeking, and has entered a proposal for a grant to study wood waste to power conversion using the CAVD technology.  The large amount of waste wood stockpiles will be studied for energy production, as well as being an answer to rid areas of toxic leaching wood from construction waste, railroad ties and other wood waste.  The bid process is being funded by Alberta Energy. The bid is for a full feasibility study to use the CAVD pyrolisis gasification process owned by NGRN, to the waste into oil and gas, and potentially use a plasma system, which New Green also has in its inventory. The joint venture would use their considerable resources to complete the feasibility study, and to source funding for the full commercial plant and operations for the project.

GES and New Green proposed to initiate a full feasibility study for the project, under a bid solicitation from Alberta Energy. If found acceptable, the CAVD operation for some wood waste feedstock piles could support a 200 ton a day plant for years, from identified existing stockpiles, and perpetually with new waste being brought in. The plant would be modular and be able to be set up at different locations, if necessary. The system has been proven with numerous feedstocks, such as tires, carpet waste, and bio-waste, and was found to be emissions friendly.

The project will encompass using modular CAVD technology in a large plant to reduce the volume of the stockpiled construction debris, and if necessary, New Green’s plasma system to convert any hazardous materials remaining in the concentrated waste to cleaner burning gas.  The system will be studied to use the recovered oil and gas for electrical production, using commercially available power generation systems, which New Green has identified, or reciprocating engines.  Material remaining after gasification will undergo plasma pyrolysis, which also creates a combustible gas for electrical production. New Green and GES expect the feasibility bid to be awarded by the end of May, 2009.

 New Green’s Energy Commander technology has now been studied and is being examined for use in the gas line and well industry for the production of electricity. New Green is seeking to enter into a licensing agreement for the production and marketing of the Energy Commander for use in the gas sector. The technology, which was originally derived for use with air and gas substances looks to be built for prove out and commercial use for creation of electricity in the large pressure natural gas wells. The use of the Energy Commander technology is expected to reduce the amount of Carbon Dioxide released from well operations, and provide efficient electricity for well use. The technology, which uses small amounts of pressure to create electricity from water flow, can use the massive amounts of gas pressure available to supply all electrical needs for natural gas well operations on site.

New Green’s clean energy power system, the Energy Commander, is a patented technology, utilizing waste water, fluid or gas flow from any source where flow pressure is present, and yet wasted, to create electricity.  While NGRN concentrates its efforts on its other waste to energy technologies, the Energy Commander will be developed through third parties to use its ability to take in the wasted pressure flows of gas wells to create electricity for use at the wells, to power filters and power needed at the well sites, including pumps. The Energy Commander was originally designed for use with air systems, so its adaptability for use with large pressures available from gas wells is expected to be technologically an easy fit. Any fluid, including gas goes through the heart of the patented Energy Commander system, into positive a displacement set of cylinders that creates massive mechanical forces, all of which is transferred to a generator creating both electricity, and optional air pressure, both being for direct use or storage. The gas then moves out of the unit, to its original destination pipeline, through the use of available reintroduction technologies. With tens of thousands of natural gas well heads in production in North America, the potential for use of the Energy Commander is considered to be substantial.

New Green’s management has chosen to concentrate on its efforts with its CAVD system for waste to oil and gas production, and has advised its EU partner, Cm2 of Italy, that all agreements are henceforth cancelled due to their non-performance with the technology for hydro use. As well, New Green has concluded its relationship with Regent Machine Products, with the freeing of the final shares held in escrow from a lawsuit which was settled between the parties in 2007. New Green is not certain which version of the Energy Commander (EC) will be used in the gas well operations, whether it be the Energy Commander IV or the Energy Commander V style system. New Green will let associated engineers decide the best type to use in this application.

New Green, with the acquisition from EarthFirst, also acquired all rights to a submerged plasma arc system, including a large prototype which is used to process waste fuels, and fluids for conversion into rich gas products. Submerged Plasma Arc Pyrolysis is designed to recycle a variety of liquid materials into a clean burning, combustible fuel.  Some of the materials for which this unit was designed to convert to a useful, combustible gas include:  chemical/hydrocarbon contaminated soil effluent, PCB contaminated transformer oil, water/land-based oil spills, refinery pit oil, antifreeze,  solvents,  processing oils, hazardous runoff water, paint sludge, crankcase sludge, bilge water, tank bottoms, and chemical wash water.  AquaFuel is produced by using water as a feedstock.  AquaFuel is a non-fossil, combustible synthesis gas that results from the introduction of an electric arc under water in the presence of carbon electrodes.  The AquaFueler 1500 makes up to 3,000 cubic feet of clean-burning AquaFuel per hour for about five cents per cubic foot.  Rod shaped carbon electrodes are automatically fed into the liquid-filled AquaFuel generation chamber.  Liquids used in the process can range from salt water to raw sewage.  Magnegas™ is produced using this technology with a non-water feedstock. New Green will be seeking to develop marketing and use of the Plasma technology, possibly in conjunction with the use of the CAVD system as an additional energy production ability after use of the CAVD system on certain feedstocks.

ITEM 1. BUSINESS - continued

BUSINESS STRATEGY - continued

We have a permanent assignment of the patent for the Energy Commander technology from the inventor. Other intellectual property patents on the new technology will be generated into patent pending status before and commensurate with fielding. Additional patents will, in the opinion of management, be generated from improvements in the technology.

The EC technology is still believed to have use in the waste water flow as well, which has not achieved commercial acceptance or orders yet. The EC system has several advantages over all other alternative energy technologies. The EC system represents the first time, to our knowledge, that a technology used the positive displacement of water pressure to create mechanical force to create electricity.  The advantages of the EC are numerous. Primarily, the system is designed for installation to take advantage of waste flows of water.  Therefore, the cost of the energy to produce electricity will be virtually, if not literally, free.  Second, the EC units will take up very little space; an EC unit takes up 1/100 the space of a solar array to gain the same amount of electrical output. Third, the system will sell for approximately $45,000, or $1500 per KW, which is competitive with other power generation devices. This means either high profit or low electrical cost making for a more competitive market entry.

Our goal is to become a major contributor to the renewable energy segment of the United States and European economies. The demand for alternative energy sources has increased significantly as oil prices continue to remain high.  Our CAVD, Plasma, and EC technologies provides reliable electricity and production of oil and gas at a lower cost than current alternatives, and does so with free flows of wasted water or gas and waste oils and feedstocks for the CAVD and plasma.

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

Our long-term viability as a going concern is dependent on certain key factors, as follows:

●	Our ability to continue to obtain sources of outside financing.

●	Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

●	Our ability to generate sustainable revenue and cash flow.

ACQUSITIONS OF SIMILAR TECHNOLOGIES

CM2 AGREEMENT:

In July, 2008, the Company informed CM2 that the agreement between the parties was no longer in force since Cm2 seemingly had the inability to move forward with the Energy Commander project. New Green has identified better relations for production of the Energy Commander for use in the gas arena.

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

The Bowsprit is being designed for prototyping in the dual role of hydrogen production. The KESC Tidal Generator is at the engineering and prototype stage. New Green still considers its investment into the Kinetic program by the earlier exchange of shares, as being a potential profitable relationship, and considers the Kinetic system to be viable for potential future ownership of their stock.

ITEM 1. BUSINESS - continued

ACQUSITIONS OF SIMILAR TECHNOLOGIES - continued

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

Due to new scrubber technology at electrical generating facilities, coal fines have become a desirable commodity.  The coarse, free-flowing coal fines in the slurry area can be sold as fuel in fluidized bed boilers or specially designed pulverized coal boilers.  Potential customers for the coal fines are located within a short distance of the project.  Negotiations with potential customers for long-term coal purchase agreements and ash disposal agreements were attempted and some agreements were made.

WTCH was never able to make the financing for acquisition of the land area where the SEP project had identified the project site in Illinois. SEP was unable to find funding within the option period which ended on December 31, 2007, and NGRN considers the project to be non-functioning, even with the investment for additional time that NGRN made into the project. The SEP project has therefore ceased to exist and the company’s investment written off.

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

EMPLOYEES

As of December 31, 2008, the Company had 3 full time consultants.  Additionally, other consultants are engaged on an as needed basis.

ITEM 1A. RISK FACTORS

Not Required

ITEM 1B. UNRESOLVED STAFF COMMENTS

Note Required

ITEM 2.  PROPERTIES

Our principal executive offices are located at 334 S. Hyde Park Ave., Tampa, FL 33606 with approximately 1500 square feet of office space rented from the former Chairman of the Board of Directors, and Secretary, Mark Pena.

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

On April 23, 2008 the Company received notice of a lawsuit which was filed in the State of Alabama against the Company and several other defendants. The Plaintiff in the case is GA Energy LLC. et al v. Earthfirst Technologies, Inc et al; CV2008-900053.  GA Energy is seeking the return of a $200,000 partial payment made for technology. In June, the Company sent a Demand Letter for $150,000, the balance of the monies owed under the contract.  On July 14, 2008, the Company filed suit in Florida under the same contract seeking performance by GA Energy LLC.  The company filed this lawsuit in Hillsborough against Glen Acres for failing to respond to a June 6, 2008 demand letter for payment of $150,000 as described in a 2006 technology contract. Management believes the Company will be successful in it pursuit of GA Energy LLC.

On February 18, 2009 an Order was entered in the Circuit Court of Morgan County, Alabama to dismiss the suit on the basis of improper venue. The dismissal was without prejudice.

On December 5, 2008 the Company received notice of a lawsuit which was filed in the State of Florida against the Company.
The Plaintiff in the case is Hyepong Cain et al v New Green Technologies Inc Case No: 08-CA-08406.  Hyepong Cain is seeking repayment of a July 22, 2004 loan of $20,000 plus interest.

The Company believes the case has no merit.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

On March 2, 2008, the Board of Directors approved a 1for 30 reverse of our common and preferred stock to be effective April 30, 2008. The stock reverse reduced the number of outstanding shares of common stock from 206,380,800 to 6,879,360 and the number of outstanding shares of preferred stock from 855,180 to 28,517 as of April 30, 2008. All references to our common and preferred stock in the financial statements have been restated to reflect the stock reverse split.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

On May 27, 2008 we changed our name to New Green Technologies, Inc. and obtained a new trading symbol on the OTC Bulletin Board of “NGRN”.

As of April 14, 2009, we had 33,175,620 shares of common stock outstanding and 28,517 shares of class “A” preferred stock outstanding.

Set forth below are the high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for the last two fiscal years.

Quarter	High	Low
2007
First Quarter	$.106	$.062
Second Quarter	$.069	$.025
Third Quarter	$.039	$.013
Fourth Quarter	$.022	$.011

2008
First Quarter	$.45	$.15
Second Quarter	$.50	$.105
Third Quarter	$.28	$.06
Fourth Quarter	$.08	$.025

The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

The bid price of our common stock was $.034 per share on April 14, 2009.

RECORD HOLDERS

As of April 14, 2009, we had approximately 1,288 shareholders of record.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2008

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

During the last quarter of our fiscal year ended December 31, 2008, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  None of the transactions involved a public offering and no commissions were paid.  We believe that each person had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risks of our securities.  We believe that each person was knowledgeable about our operations and financial condition

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Required

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the years ended December 31, 2008 and 2007 included in this Annual Report.

GENERAL

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

In March 2008, we were successful in acquiring the CAVD and plasma technologies from World Environmental Services Co. Inc.  The Company had previously paid a licensing fee for limited utilization and now owns the technology, except for the tire application. In the acquisition, we also acquired a mobile CAVD reactor, which was built to run numerous feedstocks, and which we have moved to Tampa, to be prove out new feedstocks, and as a marketing tool to make plant sales, and for energy creation.  We are currently focused on using our newly acquired technology to move forward in the bio-fuel and waste flow industries.  With the CAVD technologies, the Company can now make significant impact in the newly emerging bio-fuel and other waste industries. By the use of non-foodstock waste streams, we are concentrating on locking up the rights to already proven feedstock through the CAVD system, and other related feedstocks, for the build out of plants owned by the company, or sold in licensing agreements by the company, or in joint ventures, for many feedstock.  Our new technology is the Catalytic Activated Vacuum Distillation (CAVD) system which is an exclusively patented technology, which allows waste products, such as DDG, carpet waste, algae, citrus waste, tobacco waste, municipal waste, and others, to be converted into a bio-fuel and gas.  We have also acquired a plasma arc to energy technology along with a patented technology using waste water, fluid or gas flows to create electricity.  Our unique hydro technology the Energy Commander is being geared for use in the gas industry. We do not have rights to the use of the tire technology component for the CAVD. Our acquisition of the submerged plasma arc technology will have potential future revenues after completing development and presenting of the system to potential buyers.

With the new management taking place in January, 2008, it was determined that former management of the Energy Commander and the agreement with Cm2 would be changed, and that other technologies would be sought and acquired from known relations with other companies, such as EarthFirst Technologies, with the CAVD systems.

COMPARISON OF YEAR ENDED DECEMBER 31, 2008 TO YEAR ENDED DECEMBER 31, 2007

Revenues were $0 in both 2008 and 2007. The net loss of $1,680,184 for year ended December 31, 2008 compared to the net loss of $2,069,085 for the year ended December 31, 2007 was $388,901 less due to a several factors. Selling, general & administrative expenses decreased by $587,784. The majority change was a reduction of $752,559 in stock issued for services from $1,578, 586 to $826,026, offset by an increase in interest expense from $10,940 in 2007 to $99,000 for the year ended December 31, 2008. In addition, the Company wrote off its investment of $50,000 in SEP and recognized by expensing, the $83,787 unrealized loss on the Langley Investment.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES

We intend to commercialize the CAVD technology.  The Energy Commander systems will be commercialized through third parties.  There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability.

We have incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from shareholders. We are in discussions with potential funding sources. There can be no assurances that we will be successful and will produce cash flows sufficient to ensure its long-term viability.

Forward looking statements

We are including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, New Green Technologies, Inc. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that could cause actual results to differ materially from those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; and our ability to efficiently manage our operations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

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

Management believes that current plans to expand our operations and a combination of financing and capital raising plans will provide sufficient working capital to allow us to continue as a going concern.

Costs of Conducting Business

We will still incur costs for research and development; however, the major work on the CAVD has been completed.  Marketing efforts will be expanded as units become available.  The ability to generate a profit depends, among other factors, on the amount of revenues from the sale of our products and our operating costs.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

UNCERTAINTIES - continued

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

Off balance sheet arrangements

For the year ended December 31, 2008, we did not have any off balance sheet transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for this item begin on page F-1.

NEW GREEN TECHNOLOGIES, INC.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

TABLE OF CONTENTS

PAGE(S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

BALANCE SHEETS	F-3

STATEMENTS OF OPERATIONS	F-4

STATEMENT OF STOCKHOLDERS' DEFICIT	F-5

STATEMENTS OF CASH FLOWS	F-6 - F-7

NOTES TO FINANCIAL STATEMENTS	F-8 - F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors
New Green Technologies, Inc.
Tampa, Florida

We have audited the balance sheets of New Green Technologies, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit and cash flows, for the years ended December 31, 2008 and 2007, and for the period from inception to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of New Green Technologies, Inc. as of December 31, 2008 and 2007 and the results of their operations and cash flows for the two years then ended, and for the period from inception to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

We were not engaged to examine management’s assertion about the effectiveness of New Green Technologies, Inc.’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

/s/  Baumann, Raymondo & Company PA

Tampa, Florida
  May 8, 2009

NEW GREEN TECHNOLOGIES, INC.

BALANCE SHEETS
(A Development Stage Company)

	As of December 31, 2008	As of December 31, 2007

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,480	$1,380
Security Deposit	2,500	2,500
Total Current Assets	6,980	3,880

PROPERTY AND EQUIPMENT
Computers and Equipment, net	3,661	8,773
CAVD Unit, net	85,000	-
Plasma equipment, net	32,400	-
Total Property and Equipment	121,061	8,773

OTHER ASSETS
CAVD Technology	645,667	100,000
Plasma/BORS Technology	300,000	-
Investment- Kinetic Energy	68,750	68,750
Investment in SEP	-	50,000
New Green Technology	12,000	-
Total Other Assets	1,026,417	218,750

Total Assets	$1,154,458	$231,403

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$282,352	$69,871
Accrued Liabilities	502,215	123,548
Other Current Liabilities	37,925	10,925
Old Debt	-	906,879
Total Current Liabilities	822,492	1,111,223

OTHER LIABILITIES
Notes Payable	354,000	150,000
Accounts Payable-Related Parties	51,500	87,222
Commitments and Contingencies	-	-
Total Liabilities	1,227,992	1,348,445

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 200,000,000 Shares Authorized
24,009,558 and 6,077,690 Issued and Outstanding Respectively	24,010	6,078
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized
28,517 Issued and Outstanding	29	29
Additional Paid -in Capital	17,220,998	15,054,023
Balance Due on Sale of Stock	-	(455,000)
Total Capital Stock	17,245,036	14,605,130

Unrealized Loss on Investment	-	(83,787)
Accumulated Deficit	(17,318,570)	(15,638,385)
Total Stockholders' Equity	(73,534)	(1,117,042)

Total Liabilities & Equity	$1,154,458	$231,403

See accompanying notes to audited financial statements which are an integral part of these financial statements

NEW GREEN TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
(A Development Stage Company)

For the years ended December 31, 2008 and 2007

			Accumulated
			from
			Date of
	For the year	For the year	Inception
	ended	ended	Through
	December 31, 2008	December 31, 2007	December 31, 2008
Net Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Selling, General & Administrative Expenses	1,447,397	2,035,181	13,997,989

Reasearch And Development	-	16,660	1,374,586

Loss from Operations	1,447,397	2,051,841	15,372,575

Loss on Sale of Securities	-	-	697,237
Permanent Impairment Writedown on
Marketable securities	133,787	6,304	1,043,559
Interest Expense	99,000	10,940	205,199

Net Loss	$(1,680,184)	$(2,069,085)	$(17,318,570)

Basic Net Loss Per Common Share	$(0.12)	$(0.34)

Diluted Net Loss Per Common Share	$(0.12)	$(0.34)

Weighted Average of Common Shares
Outstanding	13,664,479	5,333,272

See accompanying notes to audited financial statements which are an integral part of these financial statements

NEW GREEN TECHNOLOGIES, INC.
For the Years Ended December 31, 2008 and 2007
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional	Accumulated	Balance
	Common Stock		Preferred Stock		Paid -In	Comprehensive	Due on Sale	Accumulated
	Shares	$	Shares	$	Capital	Loss	of Stock	Deficit	Total

BALANCE
DECEMBER 31,2006	4,097,118	$4,097	35,184	$35	$12,700,925	$(83,787)	$-	$(13,569,300)	$(948,030)

Shares Issued for Services	1,137,205	1,137			1,577,448				1,578,586

Debt Converted to Common Stock	274,658	275			242,880				243,155

Conversion of Preferred to Common Stock	6,667	7	(6,667)	(7)					-

Sales of Reg S Shares	512,821	513			499,487		(455,000)		45,000

Issued for Regent Contract	50,000	50			33,282				33,332

Net Loss								(2,069,085)	(2,069,085)

Balance
12/31/2007	6,077,690	6,078	28,517	29	15,054,023	(83,787)	(455,000)	(15,638,385)	(1,117,042)

Shares Issued for Services	8,218,536	8,219			836,141				844,360

Notes Payable Converted to Common Stock	1,800,000	1,800			21,200				23,000

Shared Issued for Interest	1,879,999	1,880			70,120				72,000

Purchase of CAVD	3,183,333	3,183			442,484				445,667

Purchase of Plasma/BORS Technology	2,800,000	2,800			333,200				336,000

Purchase of New Green (name)	50,000	50			11,950				12,000

Shares Issued for Old Debt	-	-			906,879				906,879

Net Loss								(1,680,184)	(1,680,184)

Sale of Reg S Shares					(455,000)		455,000		-

Realized Loss						83,787			83,787

Balance
12/31/2008	24,009,558	$24,010	28,517	$29	$17,220,998	$-	$-	$(17,318,570)	$(73,534)

See accompanying notes to financial statements which are an integral part of these financial statements

NEW GREEN TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS
(A Development Stage Company)

For the Years Ended December 31, 2008 and 2007

			Accumulated from
			Date of Inception
	For the Year Ended	For the Year Ended	through
	December 31, 2008	December 31, 2007	December 31, 2008
OPERATING ACTIVITIES
Net Loss	$(1,680,184)	$(2,069,085)	$(17,318,570)

Adjustments To Reconcile Net Loss to Cash Used By Operating Activities:

Depreciation	23,712	5,112	40,900

Amortization of Debt Discount	-	-	40,000

Interest Expense	99,000	10,925	116,121

Issuance of Common Shares for Services	844,360	1,569,469	11,714,205

Issuance to Regent	-	33,332	839,232

Loss on Sale of Securities	-	-	697,237

Loss on Investment	133,787	-	133,787

Permanent Impairment	-	-	903,468

Accounts Payable	161,759	57399	224,652

Accounts Payable - Related Parties	15,000	-	50,500

Stock Loans Receivable	-	-	7,000

Accrued Liabilities	378,667	123,548	513,577

Cash Used In Operating Activities	(23,900)	(269,300)	(237,892)

INVESTING ACTIVITIES

Purchase of Fixed Assets	-	-	(23,881)

Cash Proceeds on Sale of Marketable Securities	-	-	201,208

Loss on Langley	-	6,304	6,304

Investment SEP	-	(50,000)	(50,000)

Licensing Fee	(200,000)	-	(300,000)

Employee Advances	-	2,500	(4,500)

Cash Provided By (Used In) Investing Activities	(200,000)	(41,196)	(170,869)

STATEMENT OF CASH FLOWS - continued

FINANCING ACTIVITIES

Proceeds from notes payable	227,000	150,000	437,000

Net Proceeds From Shareholder Advances	-	112,655	1,733,741

Stock Subscription	-	45,000	45,000
			-
Security deposit	-	-	(2,500)

Cash Provided By Financing Activities	227,000	307,655	2,213,241

Increase in Cash and Cash Equivalents	3,100	(2,841)	4,480

CASH AND CASH EQUIVALENTS, beginning of year	1,380	4,221	-

CASH AND CASH EQUIVALENTS, end of year	$4,480	$1,380	$4,480

NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE of CAVD Technology and Equipment
3,183,333 common shares	$445,667
PURCHASE of Plasma & BORS Technology and Equipment
2,800,000 common shares	$336,000
Purchase of NAME "NEW GREEN TECHNOLOGIES, INC"
50,000 common shares	$12,000

See accompanying notes to audited financial statements which are an integral part of these financial statements

NEW GREEN TECHNOLOGIES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

On January 2, 2004, ICI entered into a merger agreement with HSVI. HSVI issued 27,500,000 shares of its Series A Preferred stock to the shareholders of ICI.  In connection with this acquisition, the merged companies’ name was changed to Internal Hydro International, Inc. (“IHDR”).  On February 4, 2004, the Company’s domicile was changed to Florida.  ICI was not a related party.

As a result of the merger transaction with HSVI, the former ICI stockholders obtained control of HSVI's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of HSVI, under the purchase method of accounting, and was treated as a recapitalization with the ICI as the acquirer.

On February 20, 2007, we changed our name to Renewable Energy Resources, Inc.

On May 27, 2008 we changed our name to New Green Technologies, Inc (New Green, or the Company).  We are a publicly traded company listed on the OTC Electronic Bulletin Board and our Symbol changed on July 3, 2008 under the symbol "NGRN”". The symbol and name change reflect the Company’s broader range of business endeavors to include the development of energy, green energy and biofuel projects. Our offices are located at 334 S. Hyde Park Ave., Tampa, Florida 33606. Our website is www.newgreentech.us.

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at December 31, 2008.

Revenue

There was no revenue generated in the years ended December 31, 2008 and 2007.

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

NEW GREEN TECHNOLOGIES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFCANT ACCOUNTING POLICIES - continued

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of
December 31, 2008, there were 2,116,667 warrants, but no stock options outstanding.

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the years ended December 31, 2008 and December 31, 2007.

Recently Issued Accounting Pronouncements

Management has not identified any new accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN CONSIDERATION

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2008 and 2007, the Company reported net losses of $1,680,184 and $2,069,085, respectively.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2008 officers and directors of the company received 300,000 common shares valued at $18,333 for partial payment of their services for the year. All of the shares were shares of S-8 unrestricted common stock.

We borrow funds from officers and stockholders from time to time.

Four individuals named in Item 403 of Regulation S-B have advanced us money for general and administrative expenses: Kenneth Brown a Past President, Craig Huffman our Chief Executive Officer, James Baker a former Director and James Thomas, our current Outside Director.  SEE NOTE 12

NEW GREEN TECHNOLOGIES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 3 - RELATED PARTY TRANSACTIONS - continued

As of December 31, 2008, Mr. Thomas was owed a total of $34,000 Mr. Baker was owed $150,000 plus interest, Mr. Brown $2,500 and Mr. Huffman $15,000.

There have been no repayment terms specified for these loans. As such, we have classified the loans as other liabilities.

In January 2007, Mary Pecoraro was issued 36,250 shares valued at $3,500 as compensation.

NOTE 4 - STOCKHOLDERS' DEFICIT

On October 12, 2005, 246,667 shares were issued for the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement with Regent Machine Products, LLC. Additionally, in the quarter ended June 30, 2006, 83,333 shares were issued under this agreement. On January 23, 2007, 50,000 shares were issued.  A total of 380,000 shares have been issued under this agreement as reflected on the Income Statement under Research and Development. 3,183,333 common shares were issued for the purchase of the CAVD Technology and 2,800,000 common shares were issued for the Plasma/BORS Technology.

NOTE 5 - COMMON AND PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001 and the issuance of up to 70,000,000 shares of preferred stock, with a par value of $.001.  On March 31, 2008 the Company authorized a 1:30 reverse split of both its Common and Preferred shares.  All share amounts have been adjusted to reflect this reverse split.

COMMON STOCK

During the year ended December 31, 2008, the Company engaged in various transactions affecting stockholders’ equity, as follows: The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant or per contract. For the year ended, December 31, 2008, a total of 8,218,536 shares of common stock were issued to 21 individuals and organizations as payment for services totaling $844,360 and in 2007 $1,578,586.

During 2007 the company issued 50,000  shares to Regent per agreement totaling $33,000. For the year ended December 31, 2007, 274,658 shares of common stock were issued as payment for loans totaling $243,155. Loans are non-interest bearing and are paid by discounted stock valued as of the date of the loan. Pursuant to the terms of the loan, if the loan cannot be repaid within a specified time period, then shares are issued to the lender equal to the amount of the loan. The shares are discounted approximately 50%.

PREFERRED STOCK

The Company has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding. During 2006, 203,742 preferred shares were converted to common stock. On December 31, 2006 there were 36,184 shares of preferred outstanding.  During  2007, 6,667 preferred shares were converted to common stock.  During 2008, no preferred shares were converted to common stock.  On December 31, 2008 there were 28,517 shares of preferred stock outstanding.

There was $29,017 in unpaid and undeclared cumulative dividends accrued during the year ending December 31, 2008. Total cumulative dividends unpaid and undeclared as of December 31, 2008 are $451,089.

NEW GREEN TECHNOLOGIES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the year ended December 31, 2008 and 2007 was $23,712 and $5,112, respectively. Property and equipment consisted of the following at December 31, 2008:

Computer and Equipment	$177,266
Less accumulated depreciation	56,205
Property and Equipment, net	$121,061

NOTE 7 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in previous periods in the years ended December 31, 2008 and 2007.

NOTE 8 - INCOME TAXES

The Company has no income tax provision or benefit in the periods ended December 31, 2008 and 2007. Prior to the merger transaction with HSI the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code.

During the year ended December 31, 2008, the Company generated a tax benefit related to operating loss carry forwards of $705,677, that was equally offset by a valuation allowance.

At December 31, 2008, the Company had federal net operating loss carry forwards of approximately $6,336,286 that expire from 2009 to 2027 and state net operating loss carry forwards of approximately $1,105,488 that expire from 2009 to 2011.  Substantially all of the deferred income tax asset of $7,441,874 relates to income tax benefits from net operating loss carry forwards. Because of the change of control issues under Section 382 of the Internal Revenue Code and the current uncertainty of realizing the benefits of the tax carry forward, an equal valuation allowance has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. Significant components of the Company’s deferred tax assets were as follows:

	2008	2007
Net operating losses	$17,318,569	$15,638,385
Total deferred tax assets	$7,441,874	$6,736,197
Valuation allowance	(7,441,874)	(6,736,197)
Net deferred tax assets	$-	$-

The valuation allowance increased by $705,677 during the year ended December 31, 2008.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Prior to the merger of Internal Command with Home Services, the Company (HSVI) had incurred additional deficits in cash flow from operating activities.  In 2004 the Company had accrued approximately $906,879 in obligations to vendors, consultants and former employees.  In 2008, the Company after considering alternatives available determined that the best resolution was to deliver  the common stock which had been previously issued as satisfaction for these obligations.   The Company used certified mail to send the certificates which had been held for the names on the certificates to the last known addresses obtained from Transfer agent.  Any returned certificates will be turned over to the State of Florida as abandoned property.

NOTE 10 - LOSS PER SHARE

Outstanding warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2008 and 2007 because the effect of their inclusion would be anti-dilutive.

Warrants to purchase 2,116,667 shares of common stock were outstanding and excluded from the loss per share calculation at December 31, 2008.

NOTE 11 - INVESTMENTS

During 2007, the Company invested $50,000 in the Springfield Energy Project. The Company determined that after one year of no activity that the investment had no value and wrote this investment off in the fourth quarter of 2008.

NOTE 12 - SHAREHOLDER LOANS

As of December 31, 2008, the Company had outstanding loans from two directors who are shareholders totaling $49,000. The loans have no specific repayment terms.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES

As of the end of the period of this report, management performed an assessment of our internal controls over financial reporting as of December 31, 2008 as required by Exchange Act Rule 13a-15(c).  This assessment was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Principal Financial Officer. Based on that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports to the Securities and Exchange Commission.   During 2008 assessments were made to ensure that the disclosure controls procedures previously found not effective had been corrected and that the improvements were being followed.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CURRENT OFFICERS AND DIRECTORS

The following table sets forth the name, age, and position of each executive officer and director of the Company as of December 31, 2008:

NAME	AGE	POSITION
Craig Huffman	42	Chief Executive Officer and Acting Principal Financial Officer, Executive Vice President and Acting Chairman of the Board

James Thomas	42	Director

Craig Huffman, age 42
Craig Huffman was appointed our Chief Executive Officer on February 8, 2008. He was Executive Vice President and Chairman of the Board of Directors on January 17, 2007. He was appointed to the position of Acting Principal Financial Officer on November 12, 2007.  Mr. Huffman previously served as President/CEO from January 2, 2004 until January 17, 2007.  Mr. Huffman was the co-founder of our predecessor, Internal Command International in 2001.  From 2001 through 2004 he served as president of ICI.  From 1997 to the present, Mr. Huffman has also had a private law practice.  Mr. Huffman received a BA from the University of Tampa in 1989 and a Juris Doctor from Stetson University College of Law in 1997.

James A. Thomas, age 42
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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

During the fiscal years ended December 31, 2007 and December 31, 2008, the Company accrued for our Directors to be compensated, however, they did not receive any compensation.  In the future, we will compensate our Directors under a schedule to be developed by the Board of Directors.  No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation.

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

CODE OF ETHICS

We adopted a Code of Ethics for our Principal Executive and Senior Financial Officers.  A copy of which was attached to our FORM 10-K filed on May 19, 2007.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers for the fiscal years ending December 31, 2008 and2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kenneth P. Brown, CEO	1/19/2007 Through 10/4/2007	19,000		165,000[1]					184,000
Joseph A. DiCara, Chief Executive Officer	11/16/2007 Through 2/7/2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Craig Huffman, President and CEO and Chairman	2007 2/8/2008	0 29,500[3]	12,500[2] 0	0 18,333	0 0	0 0	0 0	0 0	12,500 47,833

1.	During 2007, Mr. Brown was paid $19,000 and was issued 5,000,000 shares of our restricted common stock that was valued at $165,000.
2.	During 2007, Mr. Huffman was issued compensation of 126,250 shares of our common stock valued at $12,500.
3.	During 2008Mr Huffman was paid $29,500 and issued 300,000 shares of our common stock that was registered on S-8 and valued at $18,333.

ITEM 11.  EXECUTIVE COMPENSATION - continued

Outstanding Equity Awards at December 31, 2008

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

(a)	(b)	(c)	(d)	(e)	(e)	(g)	(h)	(i)	(i)
Joseph A. DiCara Chief Executive Officer	0	0	0	0	0	0	0	0	0
Craig Huffman, Acting Principal Officer	0	0	0	0	0	0	0	0	0

Director Compensation

The following table sets forth the compensation paid to our then existing directors for the fiscal year ending December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Craig Huffman, Chairman	0	0	0	0	0	0	0
James A. Thomas	0	0	0	0	0	0	0
James Baker	0	0	0	0	0	0	0

EMPLOYMENT AGREEMENTS

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS; MANAGEMENT SHARE HOLDINGS

The following table sets forth certain information at December 31, 2008 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of April 14, 2009, we had 33,175,620 shares of common stock outstanding and 28,517 shares of class “A” preferred stock outstanding.

None of our officers or directors owned any preferred stock as of April 14, 2009.

Title of class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class[1]
Common Stock	Joseph A. DiCara, Former CEO	0	0%
Common Stock	Craig Huffman Chief Executive Officer and Acting Principal Financial Officer, and Chairman of the Board of Directors	545,862	2.3%
Common Stock	James A. Thomas, Director	374,069	1.6%
Common Stock	James Baker, Director	0	0%
Common Stock	All Officers and Directors as a group (total of 4)	919,931	3.9%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

PRINCIPAL SHAREHOLDERS; MANAGEMENT SHARE HOLDINGS - continued

Title of class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class[1]
Preferred Stock	Dan Simonetti	4,761	16.1%
Preferred Stock	John F. Simonetti	7,143	24.2%
Preferred Stock	Kevin Pickard	4,950	16.1%
Preferred Stock	Roger Schmidt	833	2.8%
Preferred Stock	John P. Gordon	8,333	28.2%

(1)
Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2009.  As of April 14, 2008, we had 33,175,620 shares of common stock outstanding and 28,517 shares of class “A” preferred stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Three individuals named in Item 403 of Regulation S-B have advanced us money for general and administrative expenses:   James Baker a past Director, Craig Huffman and James Thomas, our current Directors.

As of December 31, 2008, Mr. Thomas is owed $34,000. There have been no repayment terms specified for these loans.  We have classified the loans as a current liability.

As of December 31, 2008 Mr. Baker is owed $150,000 plus interest.  There has been no specific repayment terms specified for these loans.  We have classified the note payable under Other Liabilities.

As of December 31, 2008, Mr. Huffman is owed $15,000. There have been no repayment terms specified for these loans.  We have classified the loans as a current liability.

Director Independence

During most of 2008, two of our Board of Directors, James Thomas and James Baker were independent Directors pursuant to the standards applicable to Regulation S-B. At this time, the Company does have one independent Director as that term is defined in NASD Rule 4200.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Baumann, Raymondo & Company, P.A. billed us in the aggregate amount of $65,155 and $78,664  for professional services rendered for their audit of our annual financial statements and their reviews of the quarterly financial statements included in our Form 10-K's and Form 10Q's for the years ended December 31, 2007 and December 31, 2008, respectively.

AUDIT-RELATED FEES

Baumann, Raymondo & Company, P.A. did not bill us, or perform professional services, for assurance and related services that were reasonably related to the performance of audit or review of the financial statements for the fiscal year ended December 31, 2007 and December 31, 2008.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal year ended December 31, 2007 and December 31, 2008, Baumann, Raymondo & Company, P.A. did not bill us for, nor perform, any financial information systems design or implementation.  For the fiscal year ended December 31, 2007 and December 31, 2008, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

Baumann, Raymondo & Company, P.A. billed us in the aggregate amount of $1,250 and $1,250 for professional services rendered for tax related services for the fiscal year ended December 31, 2007 and December 31, 2008, respectively.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2007 and December 31, 2008.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2007 and December 31, 2008 by Baumann, Raymondo & Company, P.A. is compatible with maintaining Baumann, Raymondo & Company, P.A.’s independence.

AUDITOR'S TIME ON TASK

All of the work expended by Baumann, Raymondo & Company, P.A. on our December 31, 2007 and December 31, 2008 audit was attributed to work performed by Baumann, Raymondo & Company, P.A. full-time, permanent employees.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

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

32.1
Certification of  Chief Executive Officer and Acting Principal Financial Officer of New Green Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section  1350  of  18  U.S.C.  63

(1)	Incorporated by reference to our Registration Statement filed on Form 10-K dated March 1, 2000.
(2)	Incorporated by reference to our Form 10-K for the fiscal year ending December 31, 2006

CERTIFICATION

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-K to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Tampa, Florida on May 8, 2009.

NEW GREEN TECHNOLOGIES, INC.

Date: May 8, 2009	By:	/s/ Craig Huffman
Name: Craig Huffman
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Craig Huffman	Date: May 8, 2009
Name: Craig Huffman
Title: Craig Huffman, Chief Executive Officer, Acting Principal Financial Officer, and Chairman of the Board of Directors

/s/ James Thomas	Date: May 8, 2009
Name: James Thomas
Title: Director