Form 10-Q
period 2009-03-31
NEW GREEN TECHNOLOGIES INC.
filed 2009-05-20
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  as of  May 15, 2009, there were 34,751,620 shares outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW GREEN TECHNOLOGIES, INC.

BALANCE SHEETS
(A Development Stage Company)
	Unaudited
	March 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$-	$4,480
Security Deposit	2,500	2,500
Total Current Assets	2,500	6,980

PROPERTY AND EQUIPMENT
Computers and Equipment, net	7,658	3,661
CAVD Unit, net	80,000	85,000
Plasma equipmet, net	31,200	32,400
Total Propert and Equipment	118,858	121,061

OTHER ASSETS
CAVD Technology	645,667	645,667
Plasma/BORS Technology	300,000	300,000
Investment- Kinetic Energy	68,750	68,750
Investment in SEP	-	-
New Green Technology	12,000	12,000
Total Other Assets	1,026,417	1,026,417

Total Assets	$1,147,775	$1,154,458

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$346,592	$282,352
Accrued Liabilities	532,215	502,215
Other Current Liabilities	44,675	37,925
Total Current Liabilities	923,482	822,492

OTHER LIABILITIES
Notes Payable	302,719	354,000
Accounts Payable-Related Parties	51,500	51,500
Commitments and Contingencies	-	-
Total Liabilities	1,277,701	1,227,992

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value, 200,000,000 Shares Authorized
30,702,893 and 24,009,558 Issued and Outstanding Respectively	30,703	24,010
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized
29,517 Issued and Outstanding	29	29
Additional Paid -in Capital	17,338,335	17,220,998
Total Capital Stock	17,369,067	17,245,036

Accumulated Deficit	(17,498,993)	(17,318,570)
Total Stockholders' Deficit	$(129,926)	$(73,534)

Total Liabilities & Equity	$1,147,775	$1,154,458

* The balance sheet of December 31, 2008 was taken from the audited financial statements of that date.
See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements.

New Green Technologies, Inc.

STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

			Accumulated
			from
			Date of
	Three Months	Three Months	Inception
	ended	ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009
Net Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Selling, General & Administrative Expenses	178,022	66,742	14,176,010

Research And Development	-	-	1,374,586

Loss from Operations	178,022	66,742	15,550,596

Loss on Sale of Securities		-	697,237
Permanent Impairment Writedown on
Marketable securities	-	-	1,043,559
Interest Expense	6,750	6,750	211,949

Net Loss	$184,772	$73,492	$17,503,341

Basic Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average of Common Shares
Outstanding	27,877,400	6,150,838

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements.

New Green Technologies, Inc.

STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

			Accumulated from
			Date of Inception
	Three Months Ended	Three Months Ended	through
	March 31, 2009	March 31, 2008	March 31, 2009
OPERATING ACTIVITIES
Net Loss	$(184,772)	$(73,492)	$(17,503,341)

Adjustments To Reconcile Net Loss to Cash Used By Operating Activities:

Depreciation	6,551	1,278	47,451

Amortization of Debt Discount	-	-	40,000

Interest Expense	6,750	6,750	122,871

Issuance of Common Shares for Services	72,750	35,550	11,786,955

Issuance to Regent	-	-	839,232

Loss on Sale of Securities	-	-	697,237

Loss on Investment	-	-	133,787

Permanent Impairment Writedown on Marketable Securities	-	-	903,468

Accounts Payable	64,241	201,534	288,891

Accounts Payable - Related Parties	-	27,000	50,500

Stock Loans Receivable	-	-	7,000

Accrued Liabilities	30,000	-	543,577

Cash Provided By (Used In) Operating Activities	(4,480)	198,620	(2,042,372)

INVESTING ACTIVITIES

Purchase of Fixed Assets	-	-	(23,881)

Cash Proceeds on Sale of Marketable Securities	-	-	201,208

Loss on Langley	-	-	6,304

Licensing Fee	-	(200,000)	(300,000)

Employee Advances	-		(4,500)

Investment in SEP	-		(50,000)

Cash Used In Investing Activities	-	(200,000)	(170,869)

STATEMENTS OF CASH FLOWS - continued

FINANCING ACTIVITIES

Proceeds from notes payable	-	-	437,000

Security Deposit	-	-	(2,500)

Net Proceeds From Shareholder Advances	-	-	1,733,741

Stock Subscription	-	-	45,000

Cash Provided By Financing Activities	-	-	2,213,241

Decrease in Cash and Cash Equivalents	(4,480)	(1,380)	-

CASH AND CASH EQUIVALENTS, beginning of period	4,480	1,380	-

CASH AND CASH EQUIVALENTS, end of period
	$-	$-	$-

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 (UNAUDITED)

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at March 31, 2009.

Revenue

There was no revenue generated in the year ended December 31, 2008.  Nor was there revenue generated during the quarter or three  month period ended March 31, 2009.

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

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2009, there were no stock options and 2,116,667 warrants outstanding.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 (UNAUDITED)

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

Investments

Management reviews its investments for impairment at least annually and makes appropriate adjustments if necessary.

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the year ended December 31, 2008.  The Company had no advertising expense during the quarter ended March 31, 2009

Recently Issued Accounting Pronouncements

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

NOTE 2 - GOING CONCERN CONSIDERATION

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2008, the Company reported net losses of $1,680,184. In addition the Company had a loss of $184,772 for the quarter ended March  31, 2009.

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

●	The Company’s ability to ultimately achieve revenue, adequate profitability and cash flows to sustain continuing operations.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2009, officers and directors of the Company received no common shares as payment of their services.

We borrow funds from officers and stockholders from time to time.

Four individuals named in Item 403 of Regulation S-B have advanced us money for general and administrative expenses: Kenneth Brown a Past President, Craig Huffman our Chief Executive Officer, James Baker a former Director and  James Thomas, our current Outside Director.  SEE NOTE 12

As of March 31, 2009, Mr. Brown was owed $2,500, Mr. Huffman was owed $15,000 and Mr. Thomas was owed a total of $34,000 which  appears as Accounts Payable Related Parties. There has been no repayment terms specified for the loans. As such, we have classified the loans as Other Liabilities because of the Company’s historic cash position .

Mr. Baker is owed $150,000 on a 5 year note plus interest which is included in Notes Payable. The Lender may request repayment after two years of up to 25% of the original principal.

NOTE 4 - STOCKHOLDERS' DEFICIENCY

On October 12, 2005, 246,666 shares were issued for the comprehensive Agreement for Licensing, Joint Venture Agreement, and Manufacturing Agreement with Regent Machine Products, LLC. Additionally, in the quarter ended September 30, 2006, 83,333 shares were issued under this agreement. On January 23, 2007, 50,000 shares were issued.  A total of 380,000 shares have been issued under this agreement as reflected under Research and Development on the Statement of Operations.

Prior to the merger of Internal Command with Home Services, the Company (HSVI) had incurred additional deficits in cashflow from operating activities. In 2004 th Company had accrued approximately $906,879 in obligations to vendors, consultants and former employees.  In 2008, the Company after considering alternatives available determined that the best resolution was to deliver  the common stock which had been previously issued as satisfaction for these obligations.   The Company used certified mail to send the certificates which had been held for the names on the certificates to the last known addresses obtained from Transfer agent.  Any returned certificates will be turned over to the State of Florida as abandoned property.

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

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 (UNAUDITED)

NOTE 5 - COMMON AND PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001 and the issuance of up to 70,000,000 shares of preferred stock, with a par value of $.001.  On March 31, 2008 the Company authorized a 1:30 reverse of both its Common and Preferred shares.

COMMON STOCK

During the quarter ended  March 31, 2009 the Company engaged in various transactions affecting stockholders’ equity, as follows: The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant or per contract. For the three months ended March 31, 2009, a total of 2,776,835 shares of common stock were issued to 4 individuals and organizations as payment for services totaling $72,750.

For the three months ended March 31, 2009, 3,916,500 shares of common stock were issued as repayment for notes payable. Notes are interest bearing and the interest is  prepaid by discounted stock valued as of the date of the Note. Pursuant to the terms of the Note, if the Notecannot be repaid within a specified time period, then restricted shares are issued to the lender equal to the amount of the Note. The shares are discounted approximately 50% as an inducement.

PREFERRED STOCK

The Company's has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding. During 2006, 6,112,265 preferred shares were converted to common stock. On December 31, 2006 there were 1,055,180 shares of preferred outstanding.  During 2007, 200,000 preferred shares were converted to common stock.  On December 31, 2008 there were 29,506 shares of preferred outstanding.  On March 31, 2009 there were 29,506 shares of preferred stock outstanding.

There was $737 in unpaid and undeclared cumulative dividends accrued during the quarter ended March 31, 2009. Total cumulative dividends unpaid and undeclared as of March 31, 2009 are $451,826.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 7 years.  Depreciation expense for the year ended December 31, 2008 was $23,712. For the three  months ended March 31, 2009 depreciation expense was $6,551.   Property and equipment consisted of the following at March 31, 2009:

Property and equipment	$177,266
Less accumulated depreciation	(68,408)
Property and equipment, net	$108,858

NOTE 7 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in the three months ended March 31, 2009 or in the previous periods in the years ended December 31, 2008 and 2007.

NOTE 8 - INCOME TAXES

The Company has no income tax provision or benefit in the three months ended March 31, 2009 and in the year ended December 31, 2008. Prior to the merger transaction with HSI the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 (UNAUDITED)

NOTE 8 - INCOME TAXES - continued

At March 31, 2009, the Company had federal net operating loss carry forwards of approximately $6,336,286 that expire from 2009 to 2027 and state net operating loss carry forwards of approximately $1,105,488 that expire from 2009 to 2011.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

None

NOTE 10 - LOSS PER SHARE

Outstanding warrants were not considered in the calculation for diluted earnings per share for the year ended December 31, 2008  or for the three months ended on March 31, 2009 because the effect of their inclusion would be anti-dilutive.

Warrants to purchase 2,116,667 shares of common stock were outstanding and excluded from the loss per share calculation at March 31, 2009 and December 31, 2008.

NOTE 11 - INVESTMENTS

The Company’s investment in Kinetic Energy is classified as available-for-sale and is presented at the estimated fair value.

During 2007, the Company invested $50,000 in the Springfield Energy Project.  The Company determined that after one year of no activity that the investment had no value and wrote this investment off in the fourth quarter of 2008.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 (UNAUDITED)

NOTE 12 - SHAREHOLDER LOANS

As of March 31, 2009 the Company had outstanding borrowings from two directors and a former officer who are share holders totaling $51,500. The borrowings have no specific repayment terms.  These are included on the balance sheet in Accounts Payable Related Parties.   A former director and shareholder is owed $150,000 and this is included as part of Notes Payable.

NOTE 13 – LEGAL

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

DESCRIPTION OF BUSINESS

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the years ended December 31, 2008 and 2007, filed on form 10K with the SEC.

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

 In January, 2008, it was determined that the agreement with Cm2 would be changed, and that other technologies would be sought and acquired from known relations with other companies, such as EarthFirst Technologies, with the CAVD systems.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

HISTORY OF COMPANY - continued

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

BUSINESS STRATEGY

We are a development stage enterprise. We have acquired the Catalytic Activated Vacuum Distillation Process and a Submerged liquid plasma system from EarthFirst Technologies, Inc. (EarthFirst) in May 2008. The acquisition of the assets and technologies was accomplished by the issuance of 6.1 million shares of the Company’s common stock. We acquired the technologies to broaden our technology base, and to expand the Company’s entry into the renewable energy area. The CAVD and Plasma systems were designed, built and patented through years and millions of dollars in research and development under EarthFirst. CAVD has been commercialized for use for the production of carbon and fuels from tires, through an independent company, RCT, which is privately held and not related to New Green. New Green owns the rights to all of the intellectual property and uses for the CAVD besides tires, which reside in RCT. New Green keeps relations with RCT, and RCT has of April 2009, received two large scale plant purchases and are delivering their first plant in Missouri in April. Given the advanced state of the CAVD technology, New Green sought to position itself in all areas of the other available feedstocks for commercial use of the CAVD. These include automobile shredder residue (ASR), plastics, carpet waste, citrus and other bio wastes, waste wood, construction waste, tobacco waste, and numerous other waste materials. New Green, in its purchase received a mobile semi-trailer mounted CAVD reactor, which has the ability to run any feedstock for verification. With the mobile facility coming on line, New Green will be able to use chemical testing of the feedstocks to prove out the energy potentials which were previously proven at the larger facility of the prior plant, and for similar feedstocks for the production of energy through electricity or through fuel processing.

New Green is working closely with Environmental Protection Agencies to assure that all processed waste will be permitted or exempted for testing on an ongoing basis.

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

The project will encompass using modular CAVD technology in a large plant to reduce the volume of the stockpiled construction debris, and if necessary, New Green’s plasma system to convert any hazardous materials remaining in the concentrated waste to cleaner burning gas.  The system will be studied to use the recovered oil and gas for electrical production, using commercially available power generation systems, which New Green has identified, or reciprocating engines.  Material remaining after gasification will undergo plasma pyrolysis, which also creates a combustible gas for electrical production. New Green and GES expect the feasibility bid to be awarded by the end of  May, 2009

 New Green’s Energy Commander technology has now been studied and is being examined for use in the gas line and well industry for the production of electricity. New Green is seeking to enter into a licensing agreement for the production and marketing of the Energy Commander for use in the gas sector. The technology, which was originally derived for use with air and gas substances looks to be built for prove out and commercial use for creation of electricity in the large pressure natural gas wells. The use of the Energy Commander technology is expected to reduce the amount of Carbon Dioxide released from well operations, and provide efficient electricity for well use. The technology, which uses small amounts of pressure to create electricity from water flow, can use the massive amounts of gas pressure available to supply all electrical needs for natural gas well operations on site.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

BUSINESS STRATEGY - continued

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

BUSINESS STRATEGY - continued

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

In January, 2008, it was determined that the agreement with Cm2 would be changed, and that other technologies would be sought and acquired from known relations with other companies, such as EarthFirst Technologies, with the CAVD systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 TO THREE MONTHS ENDED MARCH 31, 2008.

Revenue for the three months ended March 31, 2009 and 2008 was $-0-.

General and administrative expenses for the three months ended March 31, 2009 of $ 178,022 increased $111,280 compared to the general and administrative expenses for the three months ended March 31, 2008 which were $66,742. The increase was primarily due to an increase in  services .

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $7,670 for the period ended March 31, 2009. We will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability.

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. The Company is in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. The Company anticipates it will be successful in these discussions; however, there can be no assurances that the Company will be successful in doing so and will produce cash flows sufficient to ensure its long-term viability. The cash provided by financing activities was zero  for both  the period ended March 31, 2009 and for the period ended March 31 2008.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

OFF BALANCE SHEET ARRANGEMENTS.

For the period ended March 31, 2009, we did not engage in any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information to be reported under this item is not required of smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls

As of the end of the period of this report, management performed an assessment of our internal controls over financial reporting as of March 31, 2009  as required by Exchange Act Rule 13a-15(c).  This assessment was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Principal Financial Officer. Based on that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports to the Securities and Exchange Commission.   During 2009  assessments were made to ensure that the disclosure controls and procedures previously found not effective had been corrected and that the improvements were being followed.

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

This report does not include an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in the annual report.

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

Item 4T. Controls and Procedures - continued

MANAGEMENT REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING - continued

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

PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-Q, Items 1, 2, 3, 4, and 5 are omitted.

Item 6. Exhibits

Exhibit No.	Description
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

NEW GREEN TECHNOLOGIES INC.

Date: May 20, 2009	By	/s/ CRAIG HUFFMAN
CHIEF EXECUTIVE OFFICER AND ACTING PRINCIPAL FINANCIAL OFFICER