Form 10-Q
period 2009-06-30
NEW GREEN TECHNOLOGIES INC.
filed 2009-09-18
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  as of September 11, 2009, there were 95,676,214 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Documents Incorporated by Reference: None

PART I - FINANCIAL INFORMATION

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

ITEM 1. FINANCIAL STATEMENTS

NEW GREEN TECHNOLOGIES, INC.

BALANCE SHEETS
(A Development Stage Company)

	June 30, 2009	December 31, 2008
	Unaudited
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$177	$4,480
Security Deposit	2,500	2,500
Total Current Assets	2,677	6,980

PROPERTY AND EQUIPMENT
Computers and Equipment, net	7,307	3,661
CAVD Unit, net	75,000	85,000
Plasma equipmet, net	30,000	32,400
Total Propert and Equipment	112,307	121,061

OTHER ASSETS
CAVD Technology	645,667	645,667
Plasma/BORS Technology	300,000	300,000
Investment- Kinetic Energy	68,750	68,750
New Green Technology	12,000	12,000
Total Other Assets	1,026,417	1,026,417

Total Assets	$1,141,401	$1,154,458

LIABILITIES & DEFICIT in ASSETS

CURRENT LIABILITIES

Accounts Payable	$323,579	$282,352
Accrued Liabilities	562,215	502,215
Other Current Liabilities	51,425	37,925
Total Current Liabilities	937,219	822,492

OTHER LIABILITIES
Notes Payable	324,969	354,000
Accounts Payable-Related Parties	51,500	51,500
Commitments and Contingencies	-	-
Total Liabilities	1,313,688	1,227,992

DEFICIT in ASSETS
Common Stock, $.001 par value, 200,000,000 Shares Authorized
39,883,874 and 24,009,558 Issued and Outstanding Respectively	39,884	24,010

Preferred Stock, $.001 par value, 70,000,000 Shares Authorized
29,517 Issued and Outstanding	29	29

Additional Paid-in Capital	17,574,154	17,220,998
Total Capital Stock	17,614,067	17,245,036

Accumulated Deficit	(17,786,384)	(17,318,570)
Deficit in Assets	$(172,317)	$(73,534)

Total Liabilities & Deficit in Assets	$1,141,401	$1,154,458

* The balance sheet of December 31, 2008 was taken from the audited financial statements of that date.

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements.

New Green Technologies, Inc.

UNAUDITED
STATEMENTS OF OPERATIONS
(A Development Stage Company)

					Accumulated
					from
					Date of
	Three Months	Three Months	Six Months	Six Months	Inception
	ended	ended	ended	ended	Through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Net Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Selling, General & Administrative Expenses	242,944	582,708	416,649	649,450	14,414,637

Research And Development	-	-	-	-	1,374,586

Loss from Operations	242,944	582,708	420,965	649,450	15,789,223

Loss on Sale of Securities	-	-	-	-	697,237
Permanent Impairment Writedown on
Marketable securities	-	83,787	-	83,787	1,043,559
Other Income	-	-	-	-	-
Interest Expense	44,417	36,750	51,167	43,500	256,365

Net Loss	$(287,361)	$(703,245)	$(472,132)	$(776,737)	$(17,786,384)

Basic Net Loss Per Common Share	(.01)	$(0.05)	(.01)	$(0.09)

Diluted Net Loss Per Common Share	(.01)	$(0.05)	(.01)	$(0.09)

Weighted Average of Common Shares	35,086,444	13,050,757	32,530,218	8,609,981
Outstanding

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements

New Green Technologies, Inc.

UNAUDITED
STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			Accumulated from
			Date of Inception
	Six Months Ended	Six Months Ended	through
	June 30, 2009	June 30, 2008	June 30, 2009
OPERATING ACTIVITIES
Net Loss	$(472,132)	$(776,737)	$(17,786,384)

Adjustments To Reconcile Net Loss to Cash Used By Operating Activities:

Depreciation	8,786	8,756	49,686

Amortization of Debt Discount	-	-	40,000

Interest Expense	51,167	43,500	167,288

Issuance of Common Shares for Services	184,083	325,650	11,898,288

Issuance to Regent	-	-	839,232

Loss on Sale of Securities	-	-	697,237

Loss on Investment	-	-	133,787

Permanent Impairment Writedown on Marketable Securities	-	83,787	903,468

Accounts Payable	62,227	-	286,876

Accounts Payable-Related Parties	-	27,000	50,500

Stock Loans Receivable	-	-	7,000

Accrued Liabilities	60,000	172,696	573,577

Cash Used By Operating Activities	(105,869)	(115,348)	(2,139,445)

INVESTING ACTIVITIES

Purchase of Fixed Assets	-	-	(23,881)

Cash Proceeds on Sale of Marketable Securities	-	-	201,208

Loss on Langley	-	-	6,304

Employee Advances	-	-	-

Licensing Fee	-	-	(300,000)

Employee Advances	-	-	(4,500)

Investment in SEP	-	-	(50,000)

Cash Used By Investing Activities	-	-	(170,869)

STATEMENTS OF CASH FLOWS - continued

FINANCING ACTIVITIES

Proceeds from notes payable	97,250	105,000	534,250

Security Deposit	-	-	(2,500)

Net Proceeds From Shareholder Loans	-	30,000	-

Net Proceeds From Shareholder Advances	-	-	1,733,741

Stock Subscription	-	-	45,000

Cash Provided By Financing Activities	97,250	135,000	2,310,491

Decrease in Cash and Cash Equivalents	(4,303)	19,652	177

CASH AND CASH EQUIVALENTS, beginning of period	4,480	1,380	-

CASH AND CASH EQUIVALENTS, end of period
	$177	$21,032	$177

NON CASH INVESTING AND FINANCING ACTIVITIES

Purchase of CAVD Technology and Equipment
3,183,333 common shares	$-	$445,667
Purchase of Plasma Technology and Equipment
2,800,000 common shares	$-	$336,000
Repayment of notes payable
7,666,500	$184,948	$-

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009 (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-K for the year ended December 31, 2008.

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at June 30, 2009.

Revenue

There was no revenue generated in the year ended December 31, 2008.  Nor was there revenue generated during the quarter or six month period ended June 30, 2009.

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

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of June 30, 2009, there were no stock options and 2,116,667 warrants outstanding.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009 (UNAUDITED)

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the year ended December 31, 2008.  The Company had no advertising expense during the quarter ended June 30, 2009

Recently Issued Accounting Pronouncements

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

NOTE 2 - GOING CONCERN CONSIDERATION

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2008, the Company reported net losses of $1,680,184. In addition the Company had a loss of $287,361for the quarter ended June 30, 2009 and a loss of $467,816 for the six months ended June 30, 2009.

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

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009 (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS

For the quarter ended June 30, 2009, officers and directors of the Company received no common shares as payment of their services.

We borrow funds from officers and stockholders from time to time.

Four individuals named in Item 403 of Regulation S-B have advanced us money for general and administrative expenses: Kenneth Brown a Past President, Craig Huffman our Chief Executive Officer through August 4, 2009, James Baker a former Director and  James Thomas, our current Outside Director through August 4, 2009.  SEE NOTE 12

As of June 30, 2009, Mr. Brown was owed $2,500, Mr. Huffman was owed $15,000 and Mr. Thomas was owed a total of $34,000 which appears as Accounts Payable Related Parties. There has been no repayment terms specified for the loans. As such, we have classified the loans as Other Liabilities because of the Company’s historic cash position.

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

COMMON STOCK

During the quarter ended June 30, 2009 the Company engaged in various transactions affecting stockholders’ equity, as follows: The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant or per contract. For the six months ended June 30, 2009, a total of 7,641,150 shares of common stock were issued to 9 individuals and organizations as payment for services totaling $184,083.

For the six months ended June 30, 2009, 7,666,500 shares of common stock were issued as repayment for notes payable. Notes are interest bearing and the interest is prepaid by discounted stock valued as of the date of the Note. Pursuant to the terms of the Note, if the Note cannot be repaid within a specified time period, then restricted shares are issued to the lender equal to the amount of the Note. The shares are discounted approximately 50% as an inducement.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009 (UNAUDITED)

NOTE 5 - COMMON AND PREFERRED STOCK - continued

PREFERRED STOCK

The Company's has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding. During 2006, 6,112,265 preferred shares were converted to common stock. On December 31, 2006 there were 1,055,180 shares of preferred outstanding.  During 2007, 200,000 preferred shares were converted to common stock.  On December 31, 2008 there were 29,517 shares of preferred outstanding.  On June 30, 2009 there were 29,517 shares of preferred stock outstanding.

There was $737 in unpaid and undeclared cumulative dividends accrued during the quarter ended June 30, 2009. Total cumulative dividends unpaid and undeclared as of June 30, 2009 are $452,563.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 7 years.  Depreciation expense for the year ended December 31, 2008 was $23,712. For the three months ended June 30, 2009 depreciation expense was $6,551.  For the six month period ended June 30, 2009 depreciation expense was $13,102.   Property and equipment consisted of the following at June 30, 2009:

Property and equipment	$177,267
Less accumulated depreciation	(64,960)
Property and equipment, net	$112,307

NOTE 7 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in the three months ended June 30, 2009 or in the previous periods in the years ended December 31, 2008 and 2007.

NOTE 8 - INCOME TAXES

The Company has no income tax provision or benefit in the six months ended June 30, 2009 and in the year ended December 31, 2008. Prior to the merger transaction with HSI the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009 (UNAUDITED)

NOTE 8 - INCOME TAXES - continued

At June 30, 2009, the Company had federal net operating loss carry forwards of approximately $6.509,505 that expire from 2009 to 2027 and state net operating loss carry forwards of approximately $1,135,245 that expire from 2009 to 2011.

Substantially all of the deferred income tax asset of $7,644,751 relates to income tax benefits from net operating loss carry forwards. Because of the change of control issues under Section 382 of the Internal Revenue Code and the current uncertainty of realizing the benefits of the tax carry forward, an equal valuation allowance has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

None

NOTE 10 - LOSS PER SHARE

Outstanding warrants were not considered in the calculation for diluted earnings per share for the year ended December 31, 2008 nor for the three months and six months ended on June 30, 2009 because the effect of their inclusion would be anti-dilutive.

Warrants to purchase 2,116,667 shares of common stock were outstanding and excluded from the loss per share calculation at June 30, 2009 and December 31, 2008.

NOTE 11 - INVESTMENTS

The Company’s investment in Kinetic Energy is classified as available-for-sale and is presented at the estimated fair value.

During 2007, the Company invested $50,000 in the Springfield Energy Project.  The Company determined that after one year of no activity that the investment had no value and wrote this investment off in the fourth quarter of 2008.

NOTE 12 - SHAREHOLDER LOANS

As of June 30, 2009 the Company had outstanding borrowings from two directors and a former officer who are share holders totaling $51,500. The borrowings have no specific repayment terms.  These are included on the balance sheet in Accounts Payable Related Parties.   A former director and shareholder is owed $150,000 and this is included as part of Notes Payable.

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

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009 (UNAUDITED)

NOTE 13 - LEGAL - continued

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

NOTE 14 - SUBSEQUENT EVENTS

 On August 3, 2009 the Company transferred the debts owed by the Company (encompassing loans, back pay and board compensation) to Bulova Technologies in exchange for common shares of the Company. In total $325,000 of debt was assumed by Bulova in exchange for 28,333,333 Common Shares of New Green Technologies Inc.  In addition the Company transferred the debt owed to John Stanton and to Bulova for Loans and for expenses paid on behalf of the Company by Bulova totaling $247,000 in exchange for 19,750,000 Common shares of the Company.

On August 4, 2009 Craig Huffman the Chief Executive Officer and Acting Principal Financial Officer resigned and also left the Board. On August 4, 2009 Mr. James Thomas resigned from the Board.

Also on August 4, 2009 Mr. George Ring was appointed CEO and Board member.  Mr. John Stanton was appointed to the Board and elected Chairman

On September 18, 2009 the date of the June 30, 2009 interim financial statements of the Company were issued, the Company evaluated the recognition and disclosure of subsequent events.

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

RESULTS OF OPERATIONS

In March 2008, we were successful in acquiring the CAVD and plasma technologies from World Environmental Services Co. Inc.  The Company had previously paid a licensing fee for limited utilization and now owns the technology, except for the tire application. In the acquisition, we also acquired a mobile CAVD reactor, which was built to run numerous feedstocks, and which we have moved to Tampa, to be proved out with new feedstocks, and as a marketing tool to make plant sales, and for energy creation.  We are currently focused on using our newly acquired technology to move forward in the bio-fuel and waste flow industries.  With the CAVD technologies, the Company can now make significant impact in the newly emerging bio-fuel and other waste industries. By the use of non-foodstock waste streams, we are concentrating on locking up the rights to already proven feedstock through the CAVD system, and other related feedstocks, for the build out of plants owned by the company, or sold in licensing agreements by the company, or in joint ventures, for many feedstock.  Our new technology is the Catalytic Activated Vacuum Distillation (CAVD) system which is an exclusively patented technology, which allows waste products, such as DDG, carpet waste, algae, citrus waste, tobacco waste, municipal waste, and others, to be converted into a bio-fuel and gas.  We have also acquired a plasma arc to energy technology along with a patented technology using waste water, fluid or gas flows to create electricity.  Our unique hydro technology the Energy Commander is being geared for use in the gas industry. We do not have rights to the use of the tire technology component for the CAVD. Our acquisition of the submerged plasma arc technology will have potential future revenues after completing development and presenting of the system to potential buyers.

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

HISTORY OF COMPANY- continued

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

The project will encompass using modular CAVD technology in a large plant to reduce the volume of the stockpiled construction debris, and if necessary, New Green’s plasma system to convert any hazardous materials remaining in the concentrated waste to cleaner burning gas.  The system will be studied to use the recovered oil and gas for electrical production, using commercially available power generation systems, which New Green has identified, or reciprocating engines.  Material remaining after gasification will undergo plasma pyrolysis, which also creates a combustible gas for electrical production. New Green and GES had expected the feasibility bid to be awarded by the end of  May, 2009, the Company has not received notification as of the date of this filing.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

COMPARISON OF THREE MONTHS  AND SIX MONTHS ENDED June 30, 2009 TO THE THREE MONTHS AND SIX MONTHS ENDED June 30, 2008.

Revenue for the three months and six months ended June 30, 2009 and 2008 was $-0-.

General and administrative expenses for the three months ended June 30, 2009 of $ 242,944 decreased $339,764 compared to the general and administrative expenses for the three months ended June 30, 2008 which were $582,708. The decrease was primarily due to a decrease in services.  General and administrative expense for the six months end June 30, 2009 of $416,649decreased $232,801compared to the general and administrative expense for the six months ended June 30, 2008 which was $649,450.  The decrease was primarily due to a decrease in services.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $101,553 for the period ended June 30, 2009. We will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability.

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. The Company is in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. The Company anticipates it will be successful in these discussions; however, there can be no assurances that the Company will be successful in doing so and will produce cash flows sufficient to ensure its long-term viability. The cash provided by financing activities was zero for both the period ended June 30, 2009 and for the period ended June 30, 2008.

SUBSEQUENT EVENTS

On August 3, 2009 the Company transferred debts in the amount of $325,000 owed by the Company to third parties (encompassing loans, back pay and board compensation) to Bulova Technologies in exchange for 28,333,333 common shares of the Company. In addition, debt totaling $247,000 owed by the Company for loans and expenses paid on behalf of the Company by Bulova Technologies was satisfied in exchange for common shares of the Company.  These transactions resulted in Bulova Technologies becoming the majority shareholder of the Company.

On August 4, 2009 Craig Huffman the Chief Executive Officer and Acting Principal Financial Officer resigned and also left the Board. On August 4, 2009 Mr. James Thomas resigned from the Board.

Also on August 4, 2009 Mr. George Ring was appointed CEO and board member.  Mr. John Stanton was appointed to the board and elected Chairman.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

OFF BALANCE SHEET ARRANGEMENTS.

For the period ended June 30, 2009, we did not engage in any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information to be reported under this item is not required of smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls

As of the end of the period of this report, management performed an assessment of our internal controls over financial reporting as of June 30, 2009  as required by Exchange Act Rule 13a-15(c).  This assessment was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Principal Financial Officer. Based on that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports to the Securities and Exchange Commission.   During 2009 assessments were made to ensure that the disclosure controls and procedures previously found not effective had been corrected and that the improvements were being followed.

MANAGEMENT REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management recognizes its responsibility for establishing and maintaining adequate internal controls over financial reporting.

Based on the completeness of the Company prepared financials, management considers the controls in place to be effective for the company. Management used the COSO framework as a basis for evaluating it internal controls.  There were no material weaknesses identified during the preparation of year-end financial reports.

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

Based on the completeness of the company prepared financials, management considers the controls in place to be effective for the company. Management used the COSO framework as a basis for evaluating it internal controls.  There were no material weaknesses identified during the preparation of year-end financial reports.

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

Conclusions

Based upon their evaluation of our controls, George Ring, our Chief Executive Officer and acting Principal Officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

NEW GREEN TECHNOLOGIES INC.

Date: September 18, 2009	By	/s/ GEORGE RING
CHIEF EXECUTIVE OFFICER AND ACTING PRINCIPAL FINANCIAL OFFICER