Form 10-Q
period 2009-09-30
NEW GREEN TECHNOLOGIES INC.
filed 2009-11-16
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2009

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

727-451-6565

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  as of November 6, 2009, 2009, there were 96,720,353 shares outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

New Green Technologies, Inc.

Balance Sheets
(A Development Stage Company)

	30-Sep-09	31-Dec-08
	Unaudited

Assets
CURRENT ASSETS
Cash and Cash Equivalents	$-		$4,480
Security Deposit	2,500		2,500
Total Current Assets	2500		6,980

PROPERTY AND EQUIPMENT
Computers and Equipment, net	2,607		3,661
CAVD Unit, net	69,999		85,000
Plasma equipment, net	28,800		32,400
Total Property and Equipment	101,406		121,061

OTHER ASSETS
CAVD Technology	645,667		645,667
Plasma/BORS Technology	300,000		300,000
Investment- Kinetic Energy	68,750		68,750
New Green Technology	12,000		12,000
Total Other Assets	1,026,417		1,026,417

Total Assets	$1,130,323		$1,154,458

LIABILITIES & STOCKHOLDER’S EQUITY

CURRENT LIABILITIES

Accounts Payable	$157,140		$282,352
Accrued Liabilities	297,000		502,215
Other Current Liabilities	58,175		37,925
Total Current Liabilities	512,315		822,492

OTHER LIABILITIES
Notes Payable	221,249		354,000
Accounts Payable-Related Parties	2,500		51,500
Commitments and Contingencies	-		-
Total Liabilities	736,064		1,227,992

STOCKHOLDER’S EQUITY
Common Stock, $.001 par value, 200,000,000 Shares Authorized
96,192,881 and 24,009,558 Issued and Outstanding Respectively	96,193		24,010

Preferred Stock, $.001 par value, 70,000,000 Shares Authorized
29,517 Issued and Outstanding	29		29

Additional Paid-in Capital	18,266,759		17,220,998
Total Capital Stock	18,362,981		17,245,036

Accumulated Deficit	(17,968,722)		(17,318,570)
Stockholder’s Equity (Deficit)	$394,259	$	$ (73,534)

Total Liabilities & Stockholder’s Equity	$1,130,323		$1,154,458

* The balance sheet of December 31, 2008 was taken from the audited financial statements of that date.

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements.

New Green Technologies, Inc.

UNAUDITED
STATEMENTS OF OPERATIONS
(A Development Stage Company)

					Accumulated
					from
					Date of
	Three Months	Three Months	Nine Months	Nine Months	Inception
	ended	ended	ended	Ended	Through
	30-Sep-09	30-Sep-08	30-Sep-09	30-Sep-08	30-Sep-09
Net Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Selling, General & Administrative Expenses	160,270	527,278	581,235	1,176,128	14,579,224

Research And Development	-	-	-	-	1,374,586

Loss from Operations	160,270	527,278	581,235	1,176,128	15,953,810

Loss on Sale of Securities	-	-	-	-	697,237
Permanent Impairment Writedown on
Marketable securities	-		-	83,787	1,043,559
Other Income	-	-		-
Interest Expense	13,250	22,750	68,917	50,250	274,116

Net Loss	$(173,520)	$(550,028)	$(650,152)	$(1,310,165)	$(17,968,722)

Basic Net Loss Per Common Share	$0.00	$(0.03)	(0.01)	$(0..09)

Diluted Net Loss Per Common Share	$0.00	$(0.03)	($0.01)	$(0.09)

Weighted Average of Common Shares Outstanding	77,194,664	16,617,003	48,218,413	15,306,995

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements

New Green Technologies, Inc.

UNAUDITED
STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			Accumulated from
	Nine Months	Nine Months	Date of Inception
	Ended	Ended	through
	30-Sep-09	30-Sep-08	30-Sep-09
OPERATING ACTIVITIES
Net Loss	$(650,152)	$(1,310,165)	$(17,968,722)

Adjustments To Reconcile Net Loss to Cash Used By Operating Activities:

Depreciation	19,653	16,234	60,553

Amortization of Debt Discount	-	-	40,000

Interest Expense	68,917	46,000	185,038

Issuance of Common Shares for Services	306,183	724,077	12,020,388

Issuance to Regent	-	-	839,232

Loss on Sale of Securities	-	-	697,237

Loss on Investment	-	-	133,787

Permanent Impairment Writedown on Marketable Securities	-	83,787	903,468

Accounts Payable	(104,213)	89,275	120,438

Accounts Payable-Related Parties	-	389,500	50,500

Stock Loans Receivable	-	-	7,000

Accrued Liabilities	234,100	31,512	747,677

Cash Provided By (Used in) Operating Activities	(125,512)	53,620	(2,163,404)

INVESTING ACTIVITIES

Purchase of Fixed Assets	-	-	(23,881)

Cash Proceeds on Sale of Marketable Securities	-	-	201,208

Loss on Langley	-	-	6,304

Employee Advances	-	-	-

Licensing Fee	-	200,000	(300,000)

Employee Advances	-	-	(4,500)

Investment in SEP	-	-	(50,000)

Cash Provided By (Used in) Investing Activities	-	200,000	(170,869)

STATEMENTS OF CASH FLOWS - continued

FINANCING ACTIVITIES

Proceeds from notes payable	121,032	105,000	558,032

Security Deposit	-	-	(2,500)

Net Proceeds From Shareholder Loans	-	40,000	40,000

Net Proceeds From Shareholder Advances	-	-	1,733,741

Stock Subscription	-	-	45,000

Cash Provided By Financing Activities	121,032	145,000	2,334,273

Decrease in Cash and Cash Equivalents	(4,480)	(1,380)	0

CASH AND CASH EQUIVALENTS, beginning of period	4,480	1,380	-

CASH AND CASH EQUIVALENTS, end of period
	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES

Purchase of CAVD Technology and Equipment
3,183,333 common shares	$-	$445,667
Purchase of Plasma Technology and Equipment
2,800,000 common shares	$-	$336,000
Purchase of Name “NEW GREEN TECHNOLOGIES INC.
50,000 common shares	$-	$12,000
Repayment of notes payable
27,416,500 common shares	$382,448	$-
Payment of Debt to Officer and Directors
33,276,333 common shares	$499,145	$-
See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 (UNAUDITED)

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

Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-K for the year ended December 31, 2008.

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. There were no bank balances exceeding insured limits at September 30, 2009.

Revenue

There was no revenue generated in the year ended December 31, 2008.  Nor was there revenue generated during the quarter or nine month period ended September 30, 2009.

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

Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of September 30, 2009, there were no stock options and 2,116,667 warrants outstanding.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 (UNAUDITED)

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the year ended December 31, 2008.  The Company had no advertising expense during the quarter ended September 30, 2009

Recently Issued Accounting Pronouncements

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

NOTE 2 - GOING CONCERN CONSIDERATION

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2008, the Company reported net losses of $1,680,184. In addition the Company had a loss of $173,520 for the quarter ended September 30, 2009 and a loss of $650,152 for the nine months ended September 30, 2009.

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

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS

For the quarter ended September 30, 2009, officers and directors of the Company received 4,943,000  common shares as payment of their services.

We borrow funds from officers and stockholders from time to time.

One individual  has advanced us money for general and administrative expenses: Kenneth Brown a past president  SEE NOTE 12

As of September 30, 2009, Mr. Brown was owed $2,500.   There have been no repayment terms specified for the loans. As such, we have classified the loans as Other Liabilities because of the Company’s historic cash position.

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

On August 3, 2009 the Company entered into an Agreement with Bulova Technologies (BLVT) whereby BLVT would assume  a portion of the debt owed to Craig Huffman for services performed as CEO and Director in the amount of $300,000 in exchange for 20,000,000 restricted common shares of the Company in addition BLVT assumed a portion of the debt owed to James Thomas for services rendered as Director in the amount of $125,000 in exchange for 8,333,333 restricted common shares of the Company.  In addition the Company issued 3,609,667 restricted shares to Craig Huffman for the balance of $54,145 owed him.  James Thomas was issued 1,333,333 of restricted shares in exchange for $20,000 owed to him and a Convertible Note for $45,000.

NOTE 5 - COMMON AND PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001 and the issuance of up to 70,000,000 shares of preferred stock, with a par value of $.001.  On March 31, 2008 the Company authorized a 1:30 reverse of both its Common and Preferred shares.

COMMON STOCK

During the quarter ended September 30, 2009 the Company engaged in various transactions affecting stockholders’ equity, as follows: The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered.  For the three months ended September 30, 2009, a total of 8,225,674 shares of common stock were issued to individuals and organizations as payment for services totaling $ 126,315.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 (UNAUDITED)

NOTE 5 - COMMON AND PREFERRED STOCK - continued

These shares are valued at the trading value on the date of grant or per contract. For the nine months ended September 30, 2009, a total of 15,886,824 shares of common stock were issued to  individuals and organizations as payment for services totaling $ 362,315.

For the three months ended September 30, 2009 28,333,333 shares of common stock were issued as repayment for notes payable. For the nine months ended September30, 2009, 35,999,833 shares of common stock were issued as repayment for notes payable. Notes are interest bearing and the interest is prepaid by discounted stock valued as of the date of the Note. Pursuant to the terms of the Note, if the Note cannot be repaid within a specified time period, then restricted shares are issued to the lender equal to the amount of the Note. The shares are discounted approximately 50% as an inducement.

PREFERRED STOCK

The Company's has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding. During 2006, 6,112,265 preferred shares were converted to common stock. On December 31, 2006 there were 1,055,180 shares of preferred outstanding.  During 2007, 200,000 preferred shares were converted to common stock.  On December 31, 2008 there were 29,517 shares of preferred outstanding.  On September 30, 2009 there were 29,517 shares of preferred stock outstanding.

There was $737 in unpaid and undeclared cumulative dividends accrued during the quarter ended September 30, 2009. Total cumulative dividends unpaid and undeclared as of September 30, 2009 are $453,300.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 7 years.  Depreciation expense for the year ended December 31, 2008 was $23,712. For the three months ended September 30, 2009 depreciation expense was $6,551.  For the nine month period ended September 30, 2009 depreciation expense was $19,653.   Property and equipment consisted of the following at September, 2009:

Property and equipment	$177,266
Less accumulated depreciation	(75,860)
Property and equipment, net	$101,406

NOTE 7 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in the three months ended September 30, 2009 or in the previous periods in the years ended December 31, 2008 and 2007.

NOTE 8 - INCOME TAXES

The Company has no income tax provision or benefit in the nine months ended September 30, 2009 and in the year ended December 31, 2008. Prior to the merger transaction with HSI the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 (UNAUDITED)

NOTE 8 - INCOME TAXES - continued

At September 30, 2009, the Company had federal net operating loss carry forwards of approximately $6.509,505 that expire from 2009 to 2027 and state net operating loss carry forwards of approximately $1,135,245 that expire from 2009 to 2011.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

None

NOTE 10 - LOSS PER SHARE

Outstanding warrants were not considered in the calculation for diluted earnings per share for the year ended December 31, 2008 nor for the three months and nine months ended on September 30, 2009 because the effect of their inclusion would be anti-dilutive.

Warrants to purchase 2,116,667 shares of common stock were outstanding and excluded from the loss per share calculation at September 30, 2009 and December 31, 2008.

NOTE 11 - INVESTMENTS

The Company’s investment in Kinetic Energy is classified as available-for-sale and is presented at the estimated fair value.

During 2007, the Company invested $50,000 in the Springfield Energy Project.  The Company determined that after one year of no activity that the investment had no value and wrote this investment off in the fourth quarter of 2008.

NOTE 12 - SHAREHOLDER LOANS

As of September 30, 2009 the Company had outstanding borrowings from two directors and a former officer who are share holders totaling $62,500. The borrowings have no specific repayment terms.  These are included on the balance sheet in Accounts Payable Related Parties.   A former director and shareholder is owed $150,000 and this is included as part of Notes Payable.

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
September 30, 2009 (UNAUDITED)

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

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing the financial statements with the SEC on form 10Q on November 13, 2009.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED September 30, 2009 TO THE THREE MONTHS AND NINE MONTHS ENDED June 30, 2008.

Revenue for the three months and nine months ended September 30, 2009 and 2008 was $-0-.

 General and administrative expenses for the three months ended September 30, 2009 of $ 160,270 decreased $367,008 compared to the general and administrative expenses for the three months ended September 30, 2008 which were $527,278. The decrease was primarily due to a decrease in services.  General and administrative expense for the nine months ended September 30, 2009 of $581,235 decreased $594,893 compared to the general and administrative expense for the nine months ended September 30, 2008 which was $1,176,128.  The decrease was primarily due to a decrease in services.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $125,512 for the period ended September 30, 2009. We will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability.

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. The Company is in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. The Company anticipates it will be successful in these discussions; however, there can be no assurances that the Company will be successful in doing so and will produce cash flows sufficient to ensure its long-term viability. The cash provided by financing activities was zero for both the period ended September 30, 2009 and for the period ended September 30, 2008.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing the financial statements with the SEC on form 10Q on November 13, 2009

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

OFF BALANCE SHEET ARRANGEMENTS.

For the period ended September 30, 2009, we did not engage in any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information to be reported under this item is not required of smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls

As of the end of the period of this report, management performed an assessment of our internal controls over financial reporting as of September 30, 2009 as required by Exchange Act Rule 13a-15(c).  This assessment was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Principal Financial Officer. Based on that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports to the Securities and Exchange Commission.   During 2009 assessments were made to ensure that the disclosure controls and procedures previously found not effective had been corrected and that the improvements were being followed.

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

NEW GREEN TECHNOLOGIES INC.

Date: November 13, 2009	By	/s/ GEORGE RING
GEORGE RING
CHIEF EXECUTIVE OFFICER AND ACTING PRINCIPAL FINANCIAL OFFICER