Form 10-K/A
period 2008-12-31
NEW GREEN TECHNOLOGIES INC.
filed 2010-04-09
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 402 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☒ (Not Required).

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

As of April 5, 2010, there were approximately 105,081,232 shares of Common Stock outstanding (excluding treasury shares) and 29,517 shares of class “A” preferred stock issued and outstanding.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A Amendment 1”) is being filed to amend the disclosure under Item 9A(T) Controls and Procedures of Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2008 originally filed on May 11, 2009 (the “Form 10-K”).

Except as set forth above, this Form 10-K/A does not modify, amend or update in any way any other items or disclosure in the Form 10-K.  This Form 10-K/A continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

ii

GENERAL INDEX

		Page Number

PART II

Item 9A.(T)	Controls and Procedures	1

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	1

	SIGNATURES	2

iii

ITEM 9A (T). CONTROLS AND PROCEDURES

As required by Rule 13a-15 or 15d-15 under the Exchange Act, management carried out an evaluation of the effectiveness of  our disclosure controls and procedures as of the end of the period covered by this report. Based on that assessment, management believes that, as of December 31, 2008, the Company’s disclosure controls and procedures are effective.

In 2006 a transactions was not recorded involving a check for $200,000 received from GA Energy LLC as partial payment for a license to use the CAVD technology in several States. Internal Hydro (an earlier name of the Company) was in the process of obtaining from a third non related party the World Wide License owner.  When the $200,000 was received it was immediately taken by President to the bank and converted to a cashier’s check for the benefit of the World Wide License owner as partial payment for the World Wide License.

The Company did not record either transaction because the check was not deposited into the Company bank account by the President but as noted above converted to a cashier’s check.  .  Had the Company recorded the transactions, the initial transactions would have been to debit cash for $200,000 and credit liabilities “deposit” for $200,000.  It would have been treated as a deposit since it was only partial payment   The second transaction would have been to credit cash for $200,000 and debit to License “CAVD” .  On April 23, 2008 a law suit was filed against the company to recover the $200,000.  At this time the omission of 2006 was recognized.  It was also at this time that, negotiations to obtain the Worldwide License for the CAVD technology from the third party drew to a close.   During the year 2008 our controls were not effective however, at year end management believes that controls were effective.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.     The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on our evaluation, management concluded that internal control over financial reporting is effective at December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal controls. The Company made no changes in its internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-KA or are incorporated herein by reference:

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

1

CERTIFICATION

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KA to be signed on its behalf by the undersigned, there unto duly authorized, in the Clearwater, Florida on April 9, 2010.

NEW GREEN TECHNOLOGIES, INC.

Date: April 9, 2010	By:	/s/ George Ring
Name: George Ring
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ George Ring	Date: April 9, 2010
Name: George Ring
Title: George Ring, Chief Executive Officer, Acting Principal Financial Officer, Director

/s/ John Stanton	Date: April 9, 2010
Name: John Stanton
Title: Director, Chairman of the Board

2