Form 10-K
period 2009-12-31
NEW GREEN TECHNOLOGIES INC.
filed 2010-04-15
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2009

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

333-141035

(Commission file number)

NEW GREEN TECHNOLOGIES,  INC.

(Exact name of registrant as specified in its charter)

Florida	88-0409143
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

19337 US HIGHWAY 19 NORTH SUITE 525, CLEARWATER FLORIDA 33764

(Address of Principal Executive Offices) (Zip Code)

727-451-6565

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

Yes ☐ No ☒

The Issuer's revenues for the year ended December 31, 2009 were $0.

The aggregate market value of Common Stock held by non-affiliates of the registrant at, based upon the last reported sales prices on the NASDAQ Global Market of $.011 was $1,122,894.  As of April 6, 2010, there were approximately 105,081,232 shares of Common Stock outstanding (excluding treasury shares) and 29,517 shares of class “A” preferred stock issued and outstanding.

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

On February 20, 2007, we changed our name to Renewable Energy Resources, Inc.

On May 27, 2008 we changed our name to New Green Technologies, Inc ("New Green", or the "Company").  We are a publicly traded company listed on the OTC Electronic Bulletin Board and our Symbol changed on July 3, 2008 under the symbol "NGRN". The symbol and name change reflect the Company’s broader range of business endeavors to include the development of energy, green energy and biofuel projects. Our offices are located at 19337 US Highway 19 North, Suite 525, Clearwater Florida 33764. Our website is www.newgreentech.us.

BUSINESS STRATEGY

We are a development stage enterprise. We have acquired the Catalytic Activated Vacuum Distillation Process ("CAVD") and a Submerged liquid plasma system from EarthFirst Technologies, Inc. ("EarthFirst") in May 2008. The acquisition of the assets and technologies was accomplished by the issuance of 6.1 million shares of the Company’s common stock. We acquired the technologies to broaden our technology base, and to expand the Company’s entry into the renewable energy area. The CAVD and Plasma systems were designed, built and patented through years and millions of dollars in research and development under EarthFirst. CAVD has been commercialized for use for the production of carbon and fuels from tires, through an independent company, RCT, which is privately held and not related to New Green. New Green owns the rights to all of the intellectual property and uses for the CAVD besides tires, which reside in RCT. New Green keeps relations with RCT, and RCT delivered their first commercial plant in 2009. This plant is one of the first commercially viable plants utilizing a pyrolysis technology for the remediation of tires.  Given the advanced state of the CAVD technology, New Green sought to position itself in all areas of the other available feedstocks for commercial use of the CAVD. These include automobile shredder residue ("ASR"), railroad ties, telephone poles, plastics, carpet waste, citrus and other bio wastes, waste wood, construction waste, tobacco waste, and numerous other waste materials. New Green, in its purchase from EarthFirst received a mobile semi-trailer mounted CAVD reactor, which has the ability to run any feedstock for verification. With the mobile facility coming on line, New Green will be able to use chemical testing of the feedstocks to prove out the energy potentials which were previously proven at the larger facility of the prior plant, and for similar feedstocks for the production of energy through electricity or through fuel processing.

ITEM 1. BUSINESS- continued

BUSINESS STRATEGY – continued

New Green is working closely with Florida Department of Environmental Protection to assure that all processed waste will be permitted or exempted for testing on an ongoing basis.

New Green and Green Energy Solutions, Inc. ("GES"), have entered into a joint venture to establish a large scale project in Alberta Canada, and is seeking, and has entered a proposal for a grant to study wood waste to power conversion using the CAVD technology.  The grant feedstock was changed last year to encompass the remediation of railroad ties.  The large amount of waste railroad tie stockpiles will be studied for energy production, as well as being an answer to rid areas of toxic leaching wood from construction waste, railroad ties and other wood waste.  The bid process is being funded by Alberta Energy. The bid is for a full feasibility study to use the CAVD pyrolysis gasification process owned by NGRN, to convert the waste into oil and gas, and potentially use a plasma system, which New Green also has in its inventory.  The joint venture would use their considerable resources to complete the feasibility study, and to source funding for the full commercial plant and operations for the project.

GES and New Green proposed to initiate a full feasibility study for the project, under a bid solicitation from Alberta Energy. If found acceptable, the CAVD operation for some railroad tie feedstock piles could support a 200 ton a day plant for years, from identified existing stockpiles, and perpetually with new waste being brought in. The plant would be modular and be able to be set up at different locations, if necessary. The system has been proven with numerous feedstocks, such as tires, carpet waste, and bio-waste, and was found to be emissions friendly by Oak Ridge National Laboratory.

The project will use modular CAVD technology in a large plant to reduce the volume of the stockpiled railroad ties, and if necessary, New Green’s plasma system to convert any hazardous materials remaining in the concentrated waste to cleaner burning gas.  The system will be studied to use the recovered oil and gas for electrical production, using commercially available power generation systems, which New Green has identified, or reciprocating engines.  Material remaining after gasification, specifically coal tar creosote and pentachlorophenol will be studied to determine the feasibility of selling them back to the railroad tie manufacturers as a means of reducing demand.  In the event these materials are unable to be sold, New Green intends to dispose of them through it’s plasma pyrolysis system, which also creates a combustible gas for electrical production. New Green and GES expect the feasibility bid to be awarded by the end of May 2010.

New Green’s Energy Commander technology is being examined for use in the gas line and well industry for the production of electricity. New Green is seeking to enter into a licensing agreement for the production and marketing of the Energy Commander for use in the natural gas sector. The technology, which was originally derived for use with air and gas substances looks like it will prove out in commercial use for creation of electricity from large pressure natural gas wells. The use of the Energy Commander technology is expected to reduce the amount of Carbon Dioxide released from well operations, and provide efficient electricity for well use. The technology, which uses small amounts of pressure to create electricity from water flow, can use the massive amounts of gas pressure available to supply all electrical needs for natural gas well operations on site.  Any excess electricity produced will be sold back to utility grid as green electricity.  In addition, New Green will explore the potential of emission reduction credits issued as a result of the reduction in carbon emissions at the well sites.

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

New Green’s management has chosen to concentrate on its efforts with its CAVD system for waste to oil and gas production, and has advised its EU partner, CM2 of Italy, that all agreements are henceforth cancelled due to their non-performance with the technology for hydro use. As well, New Green has concluded its relationship with Regent Machine Products, with the freeing of the final shares held in escrow from a lawsuit which was settled between the parties in 2007. New Green is not certain which version of the Energy Commander ("EC") will be used in the gas well operations, whether it is the Energy Commander IV or the Energy Commander V style system. New Green will let associated engineers decide the best type to use in this application.

New Green, with the acquisition from EarthFirst, also acquired all rights to a submerged plasma arc system, including a large prototype which is used to process waste fuels, and fluids for conversion into rich gas products. Submerged Plasma Arc Pyrolysis is designed to recycle a variety of liquid materials into a clean burning, combustible fuel.  Some of the materials for which this unit was designed to convert to a useful, combustible gas include:  chemical/hydrocarbon contaminated soil effluent, PCB contaminated transformer oil, water/land-based oil spills, refinery pit oil, antifreeze,  solvents,  processing oils, hazardous runoff water, paint sludge, crankcase sludge, bilge water, tank bottoms, and chemical wash water.  AquaFuel is produced by using water as a feedstock.  AquaFuel is a non-fossil, combustible synthesis gas that results from the introduction of an electric arc under water in the presence of carbon electrodes.  The AquaFueler 1500 makes up to 3,000 cubic feet of clean-burning AquaFuel per hour for about five cents per cubic foot.  Rod shaped carbon electrodes are automatically fed into the liquid-filled AquaFuel generation chamber.  Liquids used in the process can range from salt water to raw sewage.  Magnegas™ is produced using this technology with a non-water feedstock. New Green will be seeking to develop marketing and use of the Plasma technology, possibly in conjunction with the use of the CAVD system as a means of producing additional energy after implementation of the CAVD system on certain feedstocks.

ITEM 1. BUSINESS- continued

BUSINESS STRATEGY - continued

We have a permanent assignment of the patent for the Energy Commander ("EC") technology from the inventor. Other intellectual property patents on the new technology will be generated into patent pending status before and commensurate with fielding. Additional patents will, in the opinion of management, be generated from improvements in the technology.

The EC technology is still believed to have viability in the waste water flow as well, which has not achieved commercial acceptance or orders yet. The EC system has several advantages over all other alternative energy technologies. The EC system represents the first time, to our knowledge, that a technology used the positive displacement of water pressure to create mechanical force to create electricity.  The advantages of the EC are numerous. Primarily, the system is designed for installation to take advantage of waste flows of water.  Therefore, the cost of the energy to produce electricity will be virtually, if not literally, free.  Second, the EC units will take up very little space; an EC unit takes up 1/100 the space of a solar array to gain the same amount of electrical output. Third, the system will sell for approximately $45,000, or $1500 per KW, which is competitive with other power generation devices. This means either high profit or low electrical cost making for a more competitive market entry.

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

In today’s energy and renewable energy market, the positions of the players have stagnated. The renewable energy market has hinged around the six per cent mark for a number of years. We are targeting customers and industries with high electric utility costs and either large stockpiles of waste products or access to flow pressures of gas or fluid.  We are placing special emphasis on the textile, oil and gas refining and drilling, home development, agricultural, and poultry, and a variety of industries with excess amounts of waste products, all of which have communicated great interest in placement of units. We are also targeting municipal, county, state and federal government facilities, including the U.S. military.

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

ACQUSITIONS OF SIMILAR TECHNOLOGIES

CM2 AGREEMENT:

In July, 2008, the Company informed CM2 that the agreement between the parties was no longer in force since CM2 seemingly had no ability to move forward with the Energy Commander project. New Green has identified better relations for production of the Energy Commander for use in the gas arena.

KINETIC ENERGY

As part of the Company’s review of  its investment in Kenetic Energy Inc. concluded that there is no value and has written off its investment of $68,750 at December 31, 2009.

ITEM 1. BUSINESS- continued

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

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

We must obtain financing to fund the expansion of our operations.  Such outside financing must be provided from the sale of equity or third party financing.  Further, the sale of equity securities will dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral.  While we are currently able to fund all basic operating costs, it is possible our operations could be restricted if loan terms increase our debt service requirements.  There is no assurance that we can obtain financing on favorable terms.

EMPLOYEES

As of December 31, 2009, the Company had 2 full time consultants.  Additionally, other consultants are engaged on an as needed basis.

ITEM 1A. RISK FACTORS

Not Required

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Required

ITEM 2.  PROPERTIES

Our principal executive offices are located at 19337 US Highway 19 North, Suite 525, Clearwater FL 33764 the office space rented from Bulova Technologies Group, Inc.

Management will continue to assess our needs for office space as we continue to expand our business.

ITEM 3. LEGAL PROCEEDINGS

On March 14, 2007, a lawsuit was filed in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County Circuit Civil Division (Case No.: 07-003056). The Plaintiff in the case was Lior Segal, the former CFO of Renewable Energy Resources, Inc. and the defendant is Renewable Energy Resources, Inc.

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

On April 23, 2008 the Company received notice of a lawsuit which was filed in the State of Alabama against the Company and several other defendants. The Plaintiff in the case is GA Energy LLC. et al v. Earthfirst Technologies, Inc et al; CV2008-900053.  GA Energy is seeking the return of a $200,000 partial payment made for technology. In June, the Company sent a Demand Letter for $150,000, the balance of the monies owed under the contract.  On July 14, 2008, the Company filed suit in Florida under the same contract seeking performance by GA Energy LLC.  The company filed this lawsuit in Hillsborough against G A for failing to respond to a June 6, 2008 demand letter for payment of $150,000 as described in a 2006 technology contract. Management believes the Company will be successful in it pursuit of GA Energy LLC.

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

On March 2, 2008, the Board of Directors approved a 1for 30 reverse of our common and preferred stock to be effective April 30, 2008. The stock reverse reduced the number of outstanding shares of common stock from 206,380,800 to 6,879,360 and the number of outstanding shares of preferred stock from 855,180 to 29,517 as of April 30, 2008. All references to our common and preferred stock in the financial statements have been restated to reflect the stock reverse split.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

On May 27, 2008 we changed our name to New Green Technologies, Inc. and obtained a new trading symbol on the OTC Bulletin Board of “NGRN”.

As of April 1, 2010, we had 105,081,232  shares of common stock outstanding and 29,517 shares of class “A” preferred stock outstanding.

Set forth below are the high and low closing  prices for our common stock as reported on the OTC Bulletin Board for the last two fiscal years.

Quarter	High	Low
2008
First Quarter	$.450	$.150
Second Quarter	$.500	$.105
Third Quarter	$.280	$.060
Fourth Quarter	$.080	$.025

2009
First Quarter	$.063	$.026
Second Quarter	$.119	$.020
Third Quarter	$.035	$.015
Fourth Quarter	$.020	$.010

The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

The closing price of our common stock was $.0075 per share on April 1, 2010.

RECORD HOLDERS

As of April 1, 2010, we had approximately 1,288 shareholders of record.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2009

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-
TOTAL	-	-	-

OUR TRANSFER AGENT IS:

ClearTrust, LLC
17961 Hunting Bow Circle
Unit 102
Lutz, Florida 33558

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

During the last quarter of our fiscal year ended December 31, 2009, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  None of the transactions involved a public offering and no commissions were paid.  We believe that each person had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risks of our securities.  We believe that each person was knowledgeable about our operations and financial condition.

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Required

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the years ended December 31, 2009 and 2008 included in this Annual Report.

GENERAL

New Green Technologies, Inc. (the “Company”) was organized on December 31, 1996 as Tel-Voice Communications, Inc., a Nevada Corporation. On January 6, 2003, the Company changed its name to Home Services International, Inc. On January 2, 2004, we entered into a merger agreement with Internal Command International, Inc. and on January 13, 2004, the name of the Company was changed to Internal Hydro International, Inc. Our domicile was moved to Florida on February 4, 2004. On February 20, 2007, we changed our name to Renewable Energy Resources, Inc. On May 27, 2008, we changed our name to New Green Technologies, Inc. We are a publicly traded company listed on the OTC Electronic Bulletin Board under the symbol "NGRN”. Our offices are located at US HIGHWAY 19 NORTH  SUITE 525, CLEARWATER  FLORIDA 33764. Our website is www.newgreentech.us.

RESULTS OF OPERATIONS

Our operations during 2009 concentrated on gaining new renewable energy technologies which were at or close to commercial applications, sales and revenue, as well as concentrating on moving the existing Energy Commander technology into a position where it could be commercially operable, with no or little funding from the Company.

With the new management taking over in 2009, it was determined that the former management of the Energy Commander and the agreement with CM2 would be changed, and that other technologies would be sought and acquired from known relations with other companies, such as EarthFirst Technologies, and CAVD systems.

COMPARISON OF YEAR ENDED DECEMBER 31, 2009 TO YEAR ENDED DECEMBER 31, 2008

Revenues were $0 in both 2009 and 2008. The net loss of $896,265 for year ended December 31, 2009 compared to the net loss of $1,680,184 for the year ended December 31, 2008 was $783,919 less due to a several factors. Selling, general & administrative expenses decreased by $668,549. The majority change was a reduction of $584,526 in stock issued for services from $844,360 in 2008 to $259,834 in 2009 and a decrease in interest expense from $99,000 in 2008 to $48,667 in 2009.  In addition, the Company had to write off $68,750 for the investment in Kenetic Energy.

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

Off balance sheet arrangements

For the year ended December 31, 2009, we did not have any off balance sheet transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for this item begin on page F-1.

NEW GREEN TECHNOLOGIES, INC.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

TABLE OF CONTENTS

PAGE(S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

BALANCE SHEETS	F-3

STATEMENTS OF OPERATIONS	F-4

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)	F-5

STATEMENTS OF CASH FLOWS	F-6 - F-7

NOTES TO FINANCIAL STATEMENTS	F-8 - F-13

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
New Green Technologies, Inc.
Clearwater, Florida

We have audited the balance sheets of New Green Technologies, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows, for the years ended December 31, 2009 and 2008 and for the period from inception to December 31, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Green Technologies, Inc. as of December 31, 2009 and 2008 and the results of their operations and cash flows for the two years then ended, and for period from inception to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

We were not engaged to examine management’s assertion about the effectiveness of New Green Technologies, Inc.’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Baumann, Raymondo & Company PA
Tampa, Florida
April 14, 2010

NEW GREEN TECHNOLOGIES, INC.

BALANCE SHEETS
(A Development Stage Company)

	December 31, 2009	December 31,2008

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,504	$4,480
Security Deposit	-	2,500
Total Current Assets	2,504	6,980

PROPERTY AND EQUIPMENT
Computers and Equipment, net	2,922	3,661
CAVD Unit, net	64,999	85,000
BORS/Plasma Equipment, net	27,600	32,400
Total Property and Equipment	95,521	121,061

OTHER ASSETS
CAVD Technology	645,667	645,667
Plasma/BORS Technology	300,000	300,000
Investment Kinetic Energy	-	68,750
New Green Technology	12,000	12,000
Total Other Assets	957,667	1,026,417

Total Assets	$1,055,692	$1,154,458

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$142,828	$282,352
Accrued Liabilities	282,000	502,215
Current Portion Notes Payable – Related Parties	75,000	30,000
Accrued Interest – Related Party	64,925	37,924
Total Current Liabilities	564,753	852,491

OTHER LIABILITIES
Notes Payable:
Related Parties	204,730	171,500
Other	50,000	152,500
Due to Related Parties	2,500	51,500
Total Liabilities	821,983	1,227,991

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value, 200,000,000 Shares Authorized
99,043,702 and 24,009,558 Issued and Outstanding Respectively	99,044	24,010
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized
29,517 Issued and Outstanding	29	29
Additional Paid - in Capital	18,349,471	17,220,998
Total Capital Stock	18,448,544	17,245,037

Accumulated Deficit	(18,214,835)	(17,318,570)
Total Stockholders' Equity (Deficit)	233,709	(73,533)

Total Liabilities & Equity (Deficit)	$1,055,692	$1,154,458

See accompanying notes to financial statements which are an integral part of these financial statements.

NEW GREEN TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(A Development Stage Company)

For the years ended December 31, 2009 and 2008

			Accumulated From Date of Inception Through
	2009	2008	December 31, 2009
Net Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Selling, General & Administrative Expenses	778,848	1,447,397	14,776,837

Research And Development	-	-	1,374,586

Loss from Operations	(778,848)	(1,447,397)	(16,151,423)

Loss on Sale of Securities	-	-	697,237
Permanent Impairment Write down on
Marketable securities	68,750	133,787	1,112,309
Interest Expense	48,667	99,000	253,866

Net Loss	$(896,265)	$(1,680,184)	$(18,214,835)

Basic Net Loss Per Common Share	$(0.01)	$(0.12)

Diluted Net Loss Per Common Share	$(0.01)	$(0.12)

Weighted Average of Common Shares
Outstanding	59,178,418	13,664,479

See accompanying notes to financial statements footnotes which are an integral part of these financial statements

NEW GREEN TECHNOLOGIES, INC.
For the Years Ended December 31, 2009 and 2008
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional	Accumulated	Balance
	Common Stock		Preferred Stock		Paid -In	Comprehensive	Due on Sale	Accumulated
	Shares	$	Shares	$	Capital $	Loss $	of Stock $	Deficit $	Total $

BALANCE
December 31, 2007	6,077,690	$6,078	29,517	$29	$15,054,024	$(83,787)	$(455,000)	$(15,638,386)	$(1,117,042)

Shares Issued for Services	8,218,536	8,219	-	-	836,141	-	-	-	844,360

Notes Payable Converted to Common Stock	1,800,000	1,800	-	-	21,200	-	-	-	23,000

Shares Issued for Interest	1,879,999	1,880	-	-	70,120	-	-	-	72,000

Purchase of CAVD	3,183,333	3,183	-	-	442,484	-	-	-	445,667

Purchase of Plasma/BORS Technology	2,800,000	2,800	-	-	333,200	-	-	-	336,000

Purchase of New Green (name)	50,000	50	-	-	11,950	-	-	-	12,000

Shares Issued for Old Debt	-	-	-	-	906,879	-	-	-	906,879

Net Loss	-	-	-	-	-	-	-	(1,680,184)	(1,680,184)

Sale of Reg S Shares	-	-	-	-	(455,000)	-	455,000	-	-

Realized Loss	-	-	-	-	-	83,787	-	-	83,787

Balance
December 31, 2008	24,009,558	24,010	29,517	29	17,220,998	-	-	(17,318,570)	(73,533)

Shares Issued for Services	9,669,646	9,670	-	-	250,169	-	-	-	259,834

Notes Payable Converted to Common Stock	7,666,500	7,667	-	-	118,615	-	-	-	126,282

Shares Issued for Interest	266,666	266	-	-	10,400	-	-	-	10,666

Shares Issued to Convert Accrued Liability	57,331,332	57,331	-	-	740,294	-	-	-	797,625

Shares Issued for Rent	100,000	100	-	-	9,000	-	-	-	9,100

Net Loss	-	-	-	-	-	-	-	(896,265)	(896,265)

Balance
December 31, 2009	99,043,702	$99,044	29,517	$29	$18,349,471	$-	$-	$(18,214,835)	$233,709

See accompanying notes to financial statements footnotes which are an integral part of these financial statements

New Green Technologies, Inc.

STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			Accumulated from
			Date of Inception
	For The Year Ended	For The Year Ended	through
	December 31, 2009	December 31, 2008	December 31, 2009
OPERATING ACTIVITIES
Net Loss	$(896,265)	$(1,680,184)	$(18,214,835)

Adjustments To Reconcile Net Loss to Cash Used By Operating Activities:

Depreciation	25,540	23,712	66,440

Amortization of Debt Discount	-	-	40,000

Issuance of Common Stock For Rent	9,100	-	9,100

Issuance of Common Shares for Services	259,834	844,360	11,974,039

Issuance to Regent	-	-	839,232

Issuance of Common Shares for Interest	10,666	-	10,666

Loss on Sale of Securities	-	-	697,237

Loss on Investment	68,750	133,787	202,537

Permanent Impairment Write down on Marketable Securities	-	-	903,468

Changes in Operating Assets and Liabilities

Accounts Payable	(139,524)	161,759	85,128

Accrued Interest - Related Parties	27,001	114,000	193,622

Stock Loans Receivable	-	-	7,000

Accrued Liabilities	577,410	378,667	1,090,986

Due to Related Parties	(49,000)	-	(49,000)

Cash Used By Operating Activities	(106,488)	(23,899)	(2,144,380)

INVESTING ACTIVITIES

Purchase of Fixed Assets	-	-	(23,881)

Cash Proceeds on Sale of Marketable Securities	-	-	201,208

Loss on Langley	-	-	6,304

CAVD Acquisition	-	(200,000)	(300,000)

Employee Advances	-	-	(4,500)

Investment in SEP	-	-	(50,000)

Cash Used By Investing Activities	-	(200,000)	(170,869)

STATEMENTS OF CASH FLOWS - continued

FINANCING ACTIVITIES

Proceeds from notes payable, net	102,012	227,000	539,012

Security Deposit	2,500	-	-

Net Proceeds From Shareholder Advances	-	-	1,733,741

Stock Subscription	-	-	45,000

Cash Provided By Financing Activities	104,512	227,000	2,317,753

Decrease (Increase) in Cash and Cash Equivalents	(1,976)	3,101	2,504

CASH AND CASH EQUIVALENTS, beginning of period	4,480	1,379	-

CASH AND CASH EQUIVALENTS, end of period	$2,504	$4,480	$2,504

PURCHASE of CAVD Technology and Equipment
3,183,333 common shares	$-	$445,667
PURCHASE of Plasma & BORS Technology and Equipment
2,800,000 common shares	$-	$336,000
PURCHASE of NAME "NEW GREEN TECHNOLOGIES, INC"
50,000 common shares	$-	$12,000
SHARES Issued to convert Accrued Liabilities
57,331,332 common shares	$797,625	$-
SHARES Issued to Convert Notes Payable
7,666,500 Common Shares	$126,282	$23,000

See accompanying notes to financial statements footnotes which are an integral part of these financial statements.

NEW GREEN TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

On February 20, 2007, we changed our name to Renewable Energy Resources, Inc.

On May 27, 2008 we changed our name to New Green Technologies, Inc (New Green, or the Company).  We are a publicly traded company listed on the OTC Electronic Bulletin Board and our Symbol changed on July 3, 2008 under the symbol "NGRN". The symbol and name change reflect the Company’s broader range of business endeavors to include the development of energy, green energy and biofuel projects. Our offices are located at 19337 US Highway19 North, Suite 525 Clearwater, Florida 33764. Our website is www.newgreentech.us.

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

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable, notes payable and accrued liabilities, as applicable, approximates fair value due to the short term nature of these items in accordance with the provisions of ASC 820 “Fair Value Measurements and Disclosure”.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.  The Company has not experienced any loss in such accounts.  There were no bank balances exceeding insured limits at December 31, 2009 and 2008.

Revenue

There was no revenue generated in the years ended December 31, 2009 and 2008.

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to ASC 740 “Income Taxes”.  Deferred income taxes, if any, are recorded, using enacted tax rates expected to apply, to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

NEW GREEN TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFCANT ACCOUNTING POLICIES - continued

Loss Per Share

The Company calculates earnings per share in accordance with ASC 260 "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2009, there were 2,116,667 warrants, but no stock options outstanding.

Stock Based Compensation

The Company is subject to the provisions of ASC 718 “Stock Compensation”  which prescribes the recognition of compensation expense based on the fair value of options on the grant date. ASC 718 allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation, the Company recognizes an expense in accordance with ASC 718 and values the equity securities based on the fair value of the security on the date of grant unless a contract states otherwise. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model. The Company uses the fair value based method of accounting for its stock option plans. The Company expenses stock options and other share-based payments.

Investments

Management reviews its investments at least annually and makes appropriate adjustments.

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the years ended December 31, 2009 and 2008.

Recently Issued Accounting Pronouncements

Management has not identified any new accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN CONSIDERATION

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2009 and 2008, the Company reported net losses of $896,265 and $1,680,184, respectively.

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

•
The Company’s ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.  Management acquired the CAVD technology in March of 2008 to allow a greater opportunity of sales and associated cash flow in addition to financing and capital raising plans.

•	The Company’s ability to ultimately achieve revenue, adequate profitability and cash flows to sustain continuing operations.

These factors indicated that the Company may be unable to continue as a going concern for a reasonable period of time.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2009 and 2008 officers and directors of the company received no shares.

We borrow funds from officers and stockholders from time to time.

Four individuals named in Item 403 of Regulation S-B have advanced us money for general and administrative expenses: Kenneth Brown a Past President, James Baker a former Director and James Thomas a former Director.  SEE NOTE 13

NEW GREEN TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 3 - RELATED PARTY TRANSACTIONS - continued

As of December 31, 2009, Mr. Thomas was owed a total of $45,000 of which is covered by a promissory note, Mr. Baker was owed $150,000 plus interest, and Mr. Brown was owed $2,500.

There are no repayment terms specified for these loans except for Mr. Baker’s which matures in full in 2012 and 20% annually if he so requests. The 20% portion for 2010 is shown as a current liability. As such, we have classified the balance of the loans as other liabilities.

NOTE 4 - STOCKHOLDERS' EQUITY

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

In 2004 when the Company then known as Televoice Communication merged with Home Services International Inc., debts were allegedly owed to Home Services international vendors.  Home Services chose to pay the vendors by issuing common shares but failed to provide any supporting detail to support issuances.  Since no records were turned over to the Company to allow verification, the shares which had been issued in 2004 were held in escrow. In 2008 it was determined with the advice of legal council that the most cost effective solution was to mail the certificates certified mail to the last known address.  Those certificates returned to the Company would be turned over to the State of Florida as abandoned property.

On August 3, 2009 the Company entered into an Agreement with Bulova Technologies (BLVT) whereby BLVT would assume a portion of the debt owed to Craig Huffman for services performed as CEO and Director in the amount of $300,000 in exchange for 20,000,000 144 restricted common shares of the Company. In addition BLVT assumed a portion of the debt owed to James Thomas for services rendered as Director in the amount of $125,000 in exchange for 8,333,333 144 restricted common shares of the Company. In addition the Company issued 3,609,667 144 restricted shares to Craig Huffman for the balance of $54,145 owed him. James Thomas was issued 1,333,333 of 144 restricted shares in exchange for $20,000 owed to him and a Convertible Note for $45,000.

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

COMMON STOCK

During the year ended December 31, 2008, the Company engaged in various transactions affecting stockholders’ equity, as follows: The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant or per contract. For the year ended, December 31, 2009, a total of 9,669,646 shares of common stock were issued to 9 individuals and organizations as payment for services totaling $259,834 and in 2008 8,218,536 shares of common stock were issued to 21 individuals and organizations as payment for services totaling $844,360.

For the year ended December 31, 2009, 7,666,500 shares of common stock were issued as payment for notes and loans totaling $126,282. Loans are interest bearing and the interest is paid by discounted stock valued as of the date of the loan. Pursuant to the terms of the loan, if the loan cannot be repaid within the specified time period, then shares are issued to the lender equal to the amount of the loan. The shares are discounted approximately 50%.

On December 15, 2009 the Company entered into a Secured Convertible Note for $50,000 with Asher Enterprises Inc at an Interest rate of 8%. The Transfer Agent (Island Stock Transfer) was instructed as a part of the Agreement, to reserve 17,441,860 common shares. This Convertible Note is included in our Notes Payable.

PREFERRED STOCK

The Company has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding. During 2006, 203,742 preferred shares were converted to common stock. On December 31, 2006 there were 36,184 shares of preferred outstanding.  During 2007, 6,667 preferred shares were converted to common stock.  During 2009, no preferred shares were converted to common stock.  On December 31, 2009 there were 29,517 shares of preferred stock outstanding.

There was $29,017 in unpaid and undeclared cumulative dividends accrued during the year ending December 31, 2009. Total cumulative dividends unpaid and undeclared as of December 31, 2009 are $480,106.

NEW GREEN TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the year ended December 31, 2009 and 2008 was $25,540 and $23,712, respectively. Property and equipment consisted of the following at December 31, 2009:

	2009

	Cost	Accumulated Depreciation

CAVD Unit	$100,000	$35,001
BORS/ PLASMA EQUIPMENT	36,000	8,400
Computers and Equipment	41,266	38,344
Total	$177,266	$81,745

NOTE 7 - INTANGIBLES

The Company has reviewed ASC 350-30-35-3 in reaching its conclusion that the intangible assets of CAVD and BORS/PLASMA have indefinite lives. For the CAVD there are no legal, regulatory or contractual limitations.  There are other technologies seeking to satisfy the same market needs, but none have commercial units nor is their technology the same. From an economic stand point the CAVD is more cost effective and has the capability of serving a wider range of markets.  For the BORS/PLASMA there are no legal, regulatory or contractual limitations. The BORS is a unique process which has economic value with the increase in oil prices.  The current price levels need to rise for the market/ demand to merit investing in marketing and production. The PLASMA technology has no legal, regulatory or contractual limitations.  The PLASMA technology can be integrated with the CAVD in applications where hazardous byproducts result and need to be disposed of in a continuous closed operation.

Balances as of December 31, 2009 and 2008 are as follows:

	2009	2008

CAVD TECHNOLOGY	$645,667	$645,667
BORS/PLASMA TECHNOLOGY	300,000	300,000
New Green Technologies	12,000	12,000

Total	$957,667	$957,667

Catalytically Activated Vacuum Distillation (CAVD) employs thermal cracking under vacuum for waste remediation and the production of alternative fuels from various solid feed stocks. Applications include automobile shredder waste, biomass including tobacco waste, citrus waste and distillers grains, textiles including carpet waste, and plastics. Depending on the feedstock, the system can be tailored to recover marketable gaseous, solid and liquid end-products. The system can be configured for waste remediation or waste to energy, depending on the user’s needs and feedstock. In biomass utilization, tests have shown the CAVD to produce liquid fuels with much higher caloric value than seen for similar technologies.

The Balanced Oil Recovery System (BORS Lift) is a device to recover petroleum from shallow, low-volume stripper wells (10 barrels per day or less). By lifting oil rather than pumping, the BORS Lift eliminates conventional rods, tubing, downhole pumps or pumping units and related maintenance costs, and allows recovery of the oil while leaving water present in the well behind.

Submerged Plasma Arc Pyrolysis (PLASMA) is designed to recycle a variety of liquid materials into a clean burning, combustible fuel.  Some of the materials for which this unit was designed to convert to a useful, combustible gas include:  chemical/hydrocarbon contaminated soil effluent, PCB contaminated transformer oil, water/land-based oil spills, refinery pit oil, antifreeze,  solvents,  processing oils, hazardous runoff water, paint sludge, crankcase sludge, bilge water, tank bottoms, and chemical wash water.

NEW GREEN TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 7 - INTANGIBLES - continued

All three technologies have been proven out and the Company is still in the process of testing them to determine the best way for them to be brought to market.  We expect them to be brought to market in 2011 and 2012.

The impairment analysis for CAVD Technology as an intangible asset with an indefinite life per ASC 360-10-35-21 is as follows:

We performed an impairment analysis on the CAVD Technology over at least the next seven years and expect  Revenues to be at least $56,000,000 with resulting cash flow from operations to be at least $16,800,000.  Revenue and net income for the CAVD is expected to begin in 2011.

The impairment analysis for BORS Technology as an intangible asset with an indefinite life per ASC 360-10-35-21 is as  follows:

We performed an impairment analysis on the BORS LIFT Technology over at least the next seven years and expect Revenues to be at least $5,595,450 with resulting cash flow from operation to be at least $1,165,719.  Revenue and net income for the BORS LIFT is expected to begin in 2012.

The impairment analysis for PLASMA Technology as an intangible asset with an indefinite life per ASC 360-10-35-21 is as follows:

We performed an impairment analysis on the PLASMA Technology over at least the next seven years and expect Revenues to be at least $12,000,000 with resulting cash flow from operation to be at least $2,400,000.  Revenue and net income for the PLASMA Technology is expected to begin in 2012.

NOTE 8 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted during the years ended December 31, 2009 and 2008.

NOTE 9 - INCOME TAXES

The Company has no income tax provision or benefit in the periods ended December 31, 2009 and 2008. Prior to the merger transaction with HSI the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code.

During the years ended December 31, 2009 and 2008, the Company generated a tax benefit related to operating loss carry forwards of $354,473 and $705,667 respectively that was equally offset by a valuation allowance.

At December 31, 2009, the Company had federal net operating loss carry forwards of approximately $6,628,020 that expire from 2010 to 2027 and state net operating loss carry forwards of approximately $1,168,327 that expire from 2010 to 2012.  Substantially all of the deferred income tax asset of $7,796,347 relates to income tax benefits from net operating loss carry forwards. Because of the change of control issues under Section 382 of the Internal Revenue Code and the current uncertainty of realizing the benefits of the tax carry forward, an equal valuation allowance has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. Significant components of the Company’s deferred tax assets were as follows:

	2009	2008
Net operating losses	$18,214,835	$17,318,570
Total deferred tax assets	7,796,347	7,441,874
Valuation allowance	(7,796,347)	(7,441,874)
Net deferred tax assets	$-	$-

The valuation allowance increased by $354,473 during the year ended December 31, 2009.

NEW GREEN TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In 2004 when the Company then known as Televoice Communication merged with Home Services International Inc., debts were allegedly owed to Home Services International vendors.  Home Services chose to pay the vendors by issuing common shares but failed to provide any supporting detail to support issuances.  Since no records were turned over to the Company to allow verification, the shares which had been issued in 2004 were held in escrow. In 2008, it was determined with the advice of legal council, that the most cost effective solution was to mail the certificates certified mail to the last known address.  Those certificates returned to the Company were turned over to the State of Florida as abandoned property.

NOTE 11 - LOSS PER SHARE

Outstanding warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2009 and 2008 because the effect of their inclusion would be anti-dilutive.

Warrants to purchase 2,116,667 shares of common stock were outstanding and excluded from the loss per share calculation at December 31, 2009.

NOTE 12 - INVESTMENTS

In July of 2004 the Company invested $68,750 in Kenetic Energy Inc.  As part of its review of Investments the Company learned that Kenetic Energy had closed its doors and therefore the Investment was written off in 2009.

NOTE 13 - SHAREHOLDER LOANS

As of December 31, 2009, the Company had outstanding loans from two former directors who are shareholders totaling $195,000. The loan for $150,000 is a five year note with a maturity of August 2012.  It has annual options for the note maker to receive up to 20 percent repayment if he elects.  The second loan of $45,000 is evidenced by a promissory note with no repayment date.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CURRENT OFFICERS AND DIRECTORS

The following table sets forth the name, age, and position of each executive officer and directors of the Company as of December 31, 2009:

NAME	AGE	POSITION

George Ring	49	Chief Executive and Acting Principal Financial Officer, Director

John Stanton	61	Director

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

During the fiscal years ended December 31, 2008 and December 31, 2009, the Company accrued for our Directors to be compensated.  The departing Directors were compensated with stock. Our current Directors have not received any compensation although we accrue for it.  We will compensate our Directors under a schedule to be developed by the Board of Directors.  No such payments shall preclude any Director from serving the Corporation in any other capacity and receiving compensation.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers for the fiscal years ending December 31, 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other compensation	Total
		($)		($)	($)	($)	($)	($)	($)	($)

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Joseph A. DiCara, Chief Executive Officer	11/16/2007	0		0	0	0	0	0	0	0
	Through
	2/7/2008	0		0	0	0	0	0	0	0

Craig Huffman, President and CEO and Chairman	2/8/2008	0		0	0	0	0	0	0
	Through	29,500	1		18,333	0	0	0	0	47,833
	August 3, 2009	5,000	2		54,145				300,000	359,315

George Ring	August 4, 2009	20,000	3							20,000

1.            During 2008 Mr. Huffman was paid $29,500 and issued 300,000 shares of our common stock that was registered as S-8 and valued at $18,333.

2.            During 2009 Mr. Huffman was paid $5,000 and issued 3,609,667 shares of our 144 common stock and valued at $54,145.  In addition, $300,000 owed to Mr. Huffman was transferred to Bulova Technologies Inc. in exchange for 20,000,000 shares of our common stock issued to BULOVATECH LABS.

3.            During 2009 Mr. Ring was paid $20,000.

Outstanding Equity Awards at December 31, 2009

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

(a)	(b)	(c)	(d)	(e)	(e)	(g)	(h)	(i)	(i)
	0	0	0	0	0	0	0	0	0
George Ring Chief Executive Officer	0	0	0	0	0	0	0	0	0

ITEM 11.  EXECUTIVE COMPENSATION - continued

Director Compensation

The following table sets forth the compensation paid to our then existing directors for the fiscal year ending December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John Stanton Chairman	-	-	-	-	-	-	-

George Ring	-	-	-	-	-	-	-

EMPLOYMENT AGREEMENTS

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS; MANAGEMENT SHARE HOLDINGS

The following table sets forth certain information at December 31, 2009 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of April 1, 2010, we had 105,081,232 shares of common stock outstanding and 29,517 shares of class “A” preferred stock outstanding.

None of our officers or directors owned any preferred stock as of April 1, 2010.

Title of class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class1

Common Stock	George Ring
	Chief Executive Officer, Director	-	-

Common Stock	John Stanton Director	1,174,444	1.2%

	All Officers and Directors as a group (total of 2)	1,174,444	1.2%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

PRINCIPAL SHAREHOLDERS; MANAGEMENT SHARE HOLDINGS - continued

Title of class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class1
Preferred Stock	Dan Simonetti	4,763	16.1%
Preferred Stock	John F. Simonetti	7,144	24.2%
Preferred Stock	Kevin Pickard	4,763	16.1%
Preferred Stock	William McHale	1,668	5.6%
Preferred Stock	John P. Gordon	8,334	28.2%

(1)
Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2009.  As of April 1, 2010, we had 105,081,232 shares of common stock outstanding and 29,517 shares of class “A” preferred stock outstanding.

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

We borrow funds from officers and stockholders from time to time.  See NOTE 13.

Two individuals named in Item 403 of Regulation S-B have advanced us money for general and administrative expenses:   James Baker and James Thomas, former Directors.

As of December 31, 2009, Mr. Thomas is owed $45,000 Promissory Note as a liability. There have been no repayment terms specified for these loans.

As of December 31, 2008 Mr. Baker is owed $150,000 plus interest.  The note matures in 2012 and has a 20% redemption option each year.

Director Independence

During the first half of 2009, one of our Board of Directors, James Thomas was an independent Directors pursuant to the standards applicable to Regulation S-B. At this time, the Company does have one independent Director as that term is defined in NASD Rule 4200, John Stanton.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Baumann, Raymondo & Company, P.A. billed us in the aggregate amount of $78,664 and $55,799 for professional services rendered for their audit of our annual financial statements and their reviews of the quarterly financial statements included in our Form 10-K's and Form 10Q's for the years ended December 31, 2008 and December 31, 2009, respectively.

AUDIT-RELATED FEES

Baumann, Raymondo & Company, P.A. did not bill us, or perform professional services, for assurance and related services that were reasonably related to the performance of audit or review of the financial statements for the fiscal years ended December 31, 2008 and December 31, 2009.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal year ended December 31, 2008 and December 31, 2009, Baumann, Raymondo & Company, P.A. did not bill us for, nor perform, any financial information systems design or implementation.  For the fiscal years ended December 31, 2008 and December 31, 2009, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

Baumann, Raymondo & Company, P.A. did not perform tax related services for the fiscal year ended December 31, 2008 they billed us in the aggregate amount of $1,250 for professional services rendered for tax related services for the fiscal year ended December 31, 2007.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2008 and December 31, 2009.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2008 and December 31, 2009 by Baumann, Raymondo & Company, P.A. is compatible with maintaining Baumann, Raymondo & Company, P.A.’s independence.

AUDITOR'S TIME ON TASK

All of the work expended by Baumann, Raymondo & Company, P.A. on our December 31, 2008 and December 31, 2009 audit was attributed to work performed by Baumann, Raymondo & Company, P.A. full-time, permanent employees.

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

CERTIFICATION

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-K to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Clearwater, Florida on April 14, 2010.

NEW GREEN TECHNOLOGIES, INC.

Date: April 14, 2010	By:	/s/ George Ring
Name: George Ring
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ George Ring	Date: April 14, 2010
Name: George Ring
Title: George Ring, Chief Executive Officer, Acting Principal Financial Officer, Director

/s/ John Stanton	Date: April 14, 2010
Name: John Stanton
Title: Director, Chairman of the Board