Form 10-Q
period 2010-03-31
NEW GREEN TECHNOLOGIES INC.
filed 2010-05-20
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  as of May 10, 2010, there were 105,081,232 shares outstanding .

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW GREEN TECHNOLOGIES, INC.

BALANCE SHEETS
(A Development Stage Company)
	Unaudited
	March 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,776	$2,504
Total Current Assets	1,776	2,504

PROPERTY AND EQUIPMENT
Computers and Equipment, net	2,571	2,922
CAVD Unit, net	59,998	64,999
Plasma equipment, net	26,400	27,600
Total Property and Equipment	88,969	95,521

OTHER ASSETS
CAVD Technology	645,667	645,667
Plasma/BORS Technology	300,000	300,000
New Green Technology	12,000	12,000
Total Other Assets	957,667	957,667

Total Assets	$1,048,412	$1,055,692

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$141,811	$142,828
Accrued Liabilities	312,000	282,000
Current Portion Notes Payable - Related Parties	75,000	75,000
Accrued Interest - Related Parties	71,675	64,925
Total Current Liabilities	600,486	564,753

OTHER LIABILITIES
Notes Payable:
Related Parties	234,730	204,730
Other	25,000	50,000
Due to Related Parties	2,500	2,500
Total Liabilities	862,716	821,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 200,000,000 Shares Authorized
105,081,232 and 99,043,702 Issued and Outstanding Respectively	105,081	99,044
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized
29,517 Issued and Outstanding	29	29
Additional Paid -in Capital	18,377,434	18,349,471
Total Capital Stock	18,482,544	18,448,544

Accumulated Deficit	(18,296,848)	(18,214,835)
Total Stockholders' Equity	185,696	233,709

Total Liabilities & Stockholders' Equity	$1,048,412	$1,055,692

* The balance sheet of December 31, 2009 was taken from the audited financial statements of that date.
See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements.

New Green Technologies, Inc.

UNAUDITED
STATEMENTS OF OPERATIONS
(A Development Stage Company)

			Accumulated
			from
			Date of
	Three Months	Three Months	Inception
	ended	ended	Through
	March 31, 2010	March 31, 2009	March 31, 2010
Net Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Selling, General & Administrative Expenses	75,263	178,022	14,852,100

Research And Development	-	-	1,374,586

Loss from Operations	(75,263)	(178,022)	(16,226,686)

Loss on Sale of Securities	-	-	697,237
Permanent Impairment Write down on
Marketable securities	-	-	1,112,309
Interest Expense	6,750	6,750	260,616

Net Loss	$(82,013)	$(184,772)	$(18,296,848)

Basic Net Loss Per Common Share	$(0.00)	$(0.01)

Diluted Net Loss Per Common Share	$(0.00)	$(0.01)

Weighted Average of Common Shares
Outstanding	103,501,103	27,877,400

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements

New Green Technologies, Inc.

UNAUDITED
STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			Accumulated from
	Three Months	Three Months	Date of Inception
	Ended	Ended	through
	March 31, 2010	March 31, 2009	March 31, 2010
OPERATING ACTIVITIES
Net Loss	$(82,013)	$(184,772)	$(18,296,848)

Adjustments To Reconcile Net Loss to Cash Used By Operating Activities:

Depreciation	6,552	6,551	72,992

Amortization of Debt Discount	-	-	40,000

Issuance of Common Stock for Rent	-	-	9,100

Issuance of Common Stock for Services	9,000	72,750	11,983,039

Issuance to Regent	-	-	839,232

issuance of Common Stock for Interest	-	6,750	10,666

Loss on Sale of Securities	-	-	697,237

Loss on Investment	-	-	202,537

Permanent Impairment Writedown on Marketable Securities	-	-	903,468

Changes in Operating Assets and Liabilities

Accounts Payable	(1,017)	64,241	84,111

Accrued Interest - Related Parties	6,750	-	200,372

Stock Loans Receivable	-	-	7,000

Accrued Liabilities	30,000	30,000	1,120,986

Due to Related Parties	-	-	(49,000)

Cash Used By Operating Activities	(30,728)	(4,480)	(2,175,108)

INVESTING ACTIVITIES

Purchase of Fixed Assets	-	-	(23,881)

Cash Proceeds on Sale of Marketable Securities	-	-	201,208

Loss on Langley	-	-	6,304

CAVD Acquisition	-	-	(300,000)

Employee Advances	-	-	(4,500)

Investment in SEP	-	-	(50,000)

Cash Used By Investing Activities	-	-	(170,869)

STATEMENTS OF CASH FLOWS - continued

FINANCING ACTIVITIES

Proceeds from notes payable, net	30,000	-	569,012

Net Proceeds From Shareholder Advances	-	-	1,733,741

Stock Subscription	-	-	45,000

Cash Provided By Financing Activities	30,000	-	2,347,753

Decrease (Increase) in Cash and Cash Equivalents	(728)	(4,480)	1,776

CASH AND CASH EQUIVALENTS, beginning of period	2,504	4,480	-

CASH AND CASH EQUIVALENTS, end of period	$1,776	$-	$1,776

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)

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

As a result of the merger transaction with HSVI, the former ICI stockholders obtained control of HSVI's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of HSVI, under the purchase method of accounting, and was treated as a recapitalization with ICI as the acquirer.

On February 20, 2007, we changed our name to Renewable Energy Resources, Inc.

On May 27, 2008 we changed our name to New Green Technologies, Inc (New Green, or the Company).  We are a publicly traded company listed on the OTC Electronic Bulletin Board. Our Symbol changed on July 3, 2008 to our current symbol "NGRN". The symbol and name change reflect the Company’s broader range of business endeavors to include the development of energy, green energy and biofuel projects. Our offices are located at 19337 US Highway19 North, Suite 525 Clearwater, Florida 33764. Our website is www.newgreentech.us.

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.  The Company has not experienced any loss in such accounts.  There were no bank balances exceeding insured limits at March 31, 2010 and December 31, 2009.

Revenue

There was no revenue generated during the quarters ended March 31, 2010 and 2009.

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
March 31, 2010 (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFCANT ACCOUNTING POLICIES - continued

Loss Per Share

The Company calculates earnings per share in accordance with ASC 260 "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2010 and 2009, there were 2,100,000 warrants, but no stock options outstanding.

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

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the quarters ended March 31, 2010 and 2009.

Recently Issued Accounting Pronouncements

Management has not identified any new accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN CONSIDERATION

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the quarters ended March 31, 2010 and 2009, the Company reported net losses of $82,013 and $184,772, respectively.

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

These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2010, officers and directors of the Company received no common shares as payment of their services.

We borrow funds from officers and stockholders from time to time.

Four individuals named in Item 403 of Regulation S-B have advanced us money for general and administrative expenses: Kenneth Brown a Past President, James Baker a former Director and James Thomas a former Director.  SEE NOTE 13

As of March 31, 2010, Mr. Thomas was owed a total of $45,000 of which is covered by a promissory note, Mr. Baker was owed $150,000 plus interest, and Mr. Brown was owed $2,500.

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

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)

NOTE 5 - COMMON AND PREFERRED STOCK - continued

COMMON STOCK

During the quarter ended March 31, 2010 the Company engaged in various transactions affecting stockholders’ equity, as follows:

The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered. These shares are valued at the trading value on the date of grant or per contract. For the three months ended March 31, 2010, a total of 1,573,244 shares of common stock were issued to 1 organization as payment for services totaling $9,000.

For the three months ended March 31, 2010, 4,464,286 shares of common stock were issued as repayment for Notes Payable. Notes Payable are interest bearing and the interest is prepaid by discounted stock valued as of the date of the Note. Pursuant to the terms of the Note, if the Note cannot be repaid within a specified time period, then restricted shares are issued to the lender equal to the amount of the Note. The shares are discounted approximately 50% as an inducement.

On December 15, 2009 the Company entered into a Secured Convertible Note for $50,000 with Asher Enterprises Inc at an interest rate of 8%. The Transfer Agent (Island Stock Transfer) was instructed as a part of the Agreement, to reserve 17,441,860 common shares. This Convertible Note is included in our Notes Payable.

PREFERRED STOCK

The Company's has designated the issuance of up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding. During 2006, 6,112,265 preferred shares were converted to common stock. On December 31, 2006 there were 1,055,180 shares of preferred outstanding.  During 2007, 200,000 preferred shares were converted to common stock.  On December 31, 2008 there were 29,506 shares of preferred outstanding.  During 2009 no preferred shares were converted to common shares. On March 31, 2010 and 2009 there were 29,506 shares of preferred stock outstanding.

There was $1,890 in unpaid and undeclared cumulative dividends accrued during the quarter ended March 31, 2010. Total cumulative dividends unpaid and undeclared as of March 31,  2010 are $481,996.

NOTE 6 - PROPERTY AND EQUIPMENT

Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the quarters ended March 31, 2010 and 2009 was $6,552 and $6,551 respectively. Property and equipment consisted of the following at March 31, 2010:

	March 31, 2010

	Cost	Accumulated Depreciation

CAVD Unit	$100,000	$40,002
BORS/ PLASMA EQUIPMENT	36,000	9,600
Computers and Equipment	41,266	38,695
Total	$177,266	$88,297

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)

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

Balances as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009

CAVD TECHNOLOGY	$645,667	$645,667
BORS/PLASMA TECHNOLOGY	300,000	300,000
New Green Technologies	12,000	12,000

Total	$957,667	$957,000

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
March 31, 2010 (UNAUDITED)

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

 NOTE 8 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in the three months ended March 31, 2010 or in the previous periods in the years ended December 31, 2009 and 2008.

NOTE 9 - INCOME TAXES

The Company has no income tax provision or benefit in the three months ended March 31, 2010 and 2009 and in the year ended December 31, 2009. Prior to the merger transaction with HSI the Company elected to be treated as an S-Corporation as prescribed under Section 1362 of the Internal Revenue Code.

During the quarter ended March 31, 2010 and the year ended December 31, 2009 the Company generated a tax benefit related to operating loss carry forward of $32,436 and $354,473 respectively that was equally offset by a valuation allowance.

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

	March 31, 2010	December 31, 2009
Net operating losses	$18,296,848	$18,214,835
Total deferred tax assets	7,828,783	7,796,347
Valuation allowance	(7,828,783)	(7,796,347)
Net deferred tax assets	$-	$-

The valuation allowance increased by $32,436 and $354,473 during the periods ended March 31, 2010 and December 31, 2009 respectively.

NEW GREEN TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)

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

NOTE 11 - LOSS PER SHARE

Outstanding warrants were not considered in the calculation for diluted earnings per share for the three months ended on March 31, 2010 and 2009 because the effect of their inclusion would be anti-dilutive.

Warrants to purchase 2,100,000 shares of common stock were outstanding and excluded from the loss per share calculation at March 31, 2010 and December 31, 2009.

NOTE 12 - INVESTMENTS

In July of 2004 the Company invested $68,750 in Kenetic Energy Inc.  As part of its review of Investments the Company learned that Kenetic Energy had closed its doors and therefore the Investment was written off in 2009.

NOTE 13 - SHAREHOLDER LOANS

As of March 31, 2010, the Company had outstanding loans from two former directors who are shareholders totaling $195,000. The loan for $150,000 is a five year note with a maturity of August 2012.  It has annual options for the note maker to receive up to 20 percent repayment if he elects.  The second loan of $45,000 is evidenced by a promissory note with no repayment date.

NOTE 14 – LEGAL

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

On January 26, 2010 a judgement was entered in County Court, Pinellas County Florida, Small Claims Division, against the Company for $5,000 Principal, $340 Cost and $487.50 Interest.  The Plantiff was B&B Landscape Lighting, Inc. dba B&B Electrical Innovations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

DESCRIPTION OF BUSINESS

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the years ended December 31, 2009 and 2008, filed on form 10K and Form 10K/A for 2008 with the SEC.

GENERAL

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

On February 20, 2007, we changed our name to Renewable Energy Resources, Inc.

On May 27, 2008 we changed our name to New Green Technologies, Inc ("New Green", or the "Company").  We are a publicly traded company listed on the OTC Electronic Bulletin Board. Our Symbol changed on July 3, 2008 to our current trading symbol "NGRN". The symbol and name change reflect the Company’s broader range of business endeavors to include the development of energy, green energy and biofuel projects. Our offices are located at 19337 US Highway 19 North, Suite 525, Clearwater Florida 33764. Our website is www.newgreentech.us.

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

On February 20, 2007, we changed our name to Renewable Energy Resources, Inc.

On May 27, 2008 we changed our name to New Green Technologies, Inc ("New Green", or the "Company").  We are a publicly traded company listed on the OTC Electronic Bulletin Board. Our Symbol changed on July 3, 2008 to our current trading symbol  "NGRN". The symbol and name change reflect the Company’s broader range of business endeavors to include the development of energy, green energy and biofuel projects. Our offices are located at 19337 US Highway 19 North, Suite 525, Clearwater Florida 33764. Our website is www.newgreentech.us.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2010 TO THREE MONTHS ENDED MARCH 31, 2009

Revenue for the three months ended March 31, 2010 and 2009 was $-0-.

General and administrative expenses for the three months ended March 31, 2010 of $75,263 decreased $102,759 compared to the general and administrative expenses for the three months ended March 31, 2009 which were $178,022. The decrease was primarily due to a decrease in services.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash in the amount of $30,728 for the period ended March 31, 2010. We will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders. The Company is in discussions with several capital organizations with a view to selling more common and preferred shares as a means of financing future capital needs. The Company anticipates it will be successful in these discussions; however, there can be no assurances that the Company will be successful in doing so and will produce cash flows sufficient to ensure its long-term viability. The cash provided by financing activities was 30,000 for the period ended March 31, 2010. There was no cash provided by financing activities for the three months ended March 31 2009.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Costs of Conducting Business

We will still incur costs for research and development; however, the major work on the Energy Commander V has been completed.  Our Marketing efforts will be expanded to include the new technologies we acquired.  The ability to generate a profit depends, among other factors, on the amount of revenues from the sale of our products and our operating costs.

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

OFF BALANCE SHEET ARRANGEMENTS.

For the period ended March 31, 2010, we did not engage in any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information to be reported under this item is not required of smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls

As required by Rule 13a-15 or 15d-15 under the Exchange Act, management carried out an evaluation of the effectiveness of  our disclosure controls and procedures as of the end of the period covered by this report. Based on that assessment, management believes that, as of March 31, 2010, the Company’s disclosure controls and procedures are effective.

Item 4T. Controls and Procedures - continued

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

PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-Q, Items 1, 2, 3, 4, and 5 are omitted.

Item 6. Exhibits

Exhibit #	Description
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
NEW GREEN TECHNOLOGIES INC.

Date: May 19, 2010	By	/s/ GEORGE RING
GEORGE RING
CHIEF EXECUTIVE OFFICER AND ACTING PRINCIPAL FINANCIAL OFFICER