Form 10-Q
period 2010-06-30
SPUR RANCH, INC.
filed 2010-08-20
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________ to _________________

333-141035

(Commission file number)

SPUR RANCH, INC.

FORMERLY KNOWN AS
NEW GREEN TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida	88-0409143
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 N. Capital of Texas Hwy Building 3, Ste 100 Austin, Texas 78746

 (Address of principal executive offices) (Zip Code)

(512) 355-1077

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  as of July 30, 2010, there were 140,262,855 common shares outstanding before the 1:3,500 stock split, with an anticipated effective date of August 20, 2010, the issued and outstanding common shares as adjusted for this split are 40,075.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Documents Incorporated by Reference: None

Forward looking statements

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, Spur Ranch, Inc. formerly known as New Green Technologies (“New Green”, “Spur” or the "Company”). Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that could cause actual results to differ materially from those discussed in the forward-looking statements: our dependence on limited cash resources, dependence on certain key personnel within the Company, and the ability to raise additional capital; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our products and services; competitive factors; the ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; and our ability to efficiently manage our operations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPUR RANCH, INC.
Formerly Known As
New Green Technologies, Inc.

BALANCE SHEETS
(A Development Stage Company)
	(Unaudited)
	June 30,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10,287	$2,504
Total Current Assets	10,287	2,504

PROPERTY AND EQUIPMENT
Computers and Equipment, net	2,220	2,922
CAVD Unit, net	54,997	64,999
BORS/Plasma Equipment, net	25,200	27,600
Total Property and Equipment	82,417	95,521

OTHER ASSETS
CAVD Technology	1	645,667
Plasma/BORS Technology	2	300,000
New Green Technology	1	12,000
Total Other Assets	4	957,667

Total Assets	$92,708	$1,055,692

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$127,572	$142,828
Accrued Liabilities	237,023	282,000
Current Portion Notes Payable – Related Parties	75,000	75,000
Accrued Interest – Related Party	78,425	64,925
Total Current Liabilities	518,020	564,753

OTHER LIABILITIES
Notes Payable:
Related Parties	207,249	204,730
Other	42,500	50,000
Due to Related Parties	2,500	2,500
Total Liabilities	770,269	821,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value, 200,000,000 Shares Authorized 40,075 and 28,298 Issued and Outstanding Respectively	140,263	99,044
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized 29,517 Issued and Outstanding	29	29
Additional Paid - in Capital	18,653,913	18,349,471
Total Capital Stock	18,794,205	18,448,544

Accumulated Deficit	(19,471,766)	(18,214,835)
Total Stockholders' Equity (Deficit)	(677,561)	233,709

Total Liabilities & Equity (Deficit)	$92,708	$1,055,692

See accompanying notes to financial statements which are an integral part of these financial statements.

SPUR RANCH, INC.
Formerly Known As
New Green Technologies, Inc.

UNAUDITED
STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009	Accumulated from Date of Inception through June 30, 2010
Net Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
Selling, General & Administrative Expenses	126,303	242,944	201,566	416,649	14,978,403
Research And Development	-	-	-	-	1,374,586
Loss from Operations	(126,303)	(242,944)	(201,566)	(416,649)	(16,352,989)
Loss on Sale of Securities	-	-	-	-	697,237
Permanent Impairment Writedown on Marketable Securities	-	-	-	-	1,112,309
Impariment of Long-Lived Intangible Assets	957,663	-	957,663	-	957,663
Interest Expense	90,952	44,417	97,702	51,167	351,568
Net Loss	$(1,174,918)	$(287,361)	$(1,256,931)	$(467,816)	$(19,471,766)
Basic Net Loss Per Common Share	$(34.79)	$(28.67)	$(39.59)	$(50.33)
Diluted Net Loss Per Common Share	$(34.79)	$(28.67)	$(39.59)	$(50.33)
Weighted Average of Common Shares Outstanding	33,770	10,025	31,752	9,294

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements

SPUR RANCH, INC.
Formerly Known As
New Green Technologies, Inc.

UNAUDITED
STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Accumulated from Date of Inception through June 30, 2010
OPERATING ACTIVITIES
Net Loss	$(1,256,931)	$(467,816)	$(19,471,766)
Adjustments To Reconcile Net Loss to Cash Used By Operating Activities:
Depreciation	13,104	8,786	79,544
Amortization of Debt Discount	-	-	40,000
Issuance of Common Shares for Rent			9,100
Issuance of Common Shares for Services	338,161	184,083	12,312,200
Issuance to Regent	-	-	839,232
Issuance of Common Shares for Interest			10,666
Loss on Sale of Securities	-	-	697,237
Loss on Investment	-	-	202,537
Impariment of Long-Lived Intangible Assets	957,663	-	957,663
Permanent Impairment Writedown on Marketable Securities	-	-	903,468
Changes in Operating Assets and Liabilities
Accounts Payable	(15,256)	62,227	69,872
Interest Expense/Accrued Interest-Related Parties	13,500	51,167	207,122
Stock Loans Receivable	-	-	7,000
Accrued Liabilities	(44,977)	60,000	1,046,009
Due to Related Parties			(49,000)
Cash Used By Operating Activities	5,264	(101,553)	(2,139,116)

INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-	(23,881)
Cash Proceeds on Sale of Marketable Securities	-	-	201,208
Loss on Langley	-	-	6,304
Employee Advances	-	-	(300,000)
Licensing Fee	-	-	(4,500)
Investment in SEP	-	-	(50,000)
Cash Used By Investing Activities	-	-	(170,869)

FINANCING ACTIVITIES
Proceeds from notes payable	2,519	97,250	541,531
Net Proceeds From Shareholder Advances	-	-	1,733,741
Stock Subscription	-	-	45,000
Cash Provided By Financing Activities	2,519	97,250	2,320,272
Increase (Decrease) in Cash and Cash Equivalents	7,783	(4,303)	10,287

CASH AND CASH EQUIVALENTS, beginning of period	2,504	4,480	-
CASH AND CASH EQUIVALENTS, end of period	$10,287	$177	$10,287

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements.

SPUR RANCH, INC.
Notes to Financial Statements
June 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Overview of the Company:

Spur Ranch, Inc. “The Company” (formerly New Green Technologies, Inc) is a development stage company that was incorporated under the laws of the state of Nevada on December 31, 1996. The Company is currently undergoing a major shift in its business focus. The Company, which is currently a developer of technology and devices for green energy, bio-fuel, and energy products ,has not been profitable since inception. Due to significant historical losses, low energy prices and a limited market for the Company’s offerings, the Company intends to diversify its business into other areas which can provide the opportunity to create near term revenue. The Board of Directors and majority of the Company’s shareholders voted on July 23, 2010 to bring in new Management and new Board Members to adopt a new business strategy and reorganize the Company around this strategy. Pursuant to a new business plan adopted by the Company on August 1, 2010, the Company aims to do the following:

A)
Evaluate the energy and green energy technology portfolio and business offerings to determine an appropriate operating strategy. This may include continued investment and development into the processes, technologies, devices or sales channels or it may include the divestiture, sale or liquidation of the alternative energy assets and business. The Company will continue to operate this line of business until a decision has been made by the Board of Directors.

B)
Diversify and expand the business into the area of the acquisition and development of real estate, and real estate related to equestrian and polo communities as well as polo and equestrian venues, events and media. It is the intent of the Company to develop these properties on an international scale, using alternative energy technologies to create sustainable residential and leisure environments related to the equestrian marketplace. The Company plans to earn money from developing unique and affordable polo-themed real estate communities, equestrian facilities and operations, polo “reality based” television programming, polo tournaments and match competitions, and merchandising. It is the goal of the Company to bring polo to the broader market. The Company has changed its name to Spur Ranch, Inc. to reflect this new business focus.

Since inception we have incurred significant losses and have an accumulated deficit in our retained earnings of $19,471,766. As of June 30, 2010 we have only $10,287 in cash and cash equivalents. We are undergoing a shift in our business strategy and currently do not have sufficient funds to execute this strategy. We will need to raise additional funds and we cannot be certain that additional financing will be available at terms satisfactory to us or at all. These consolidated financial statements do not include any adjustments to reflect this uncertainty.

We are a publicly traded company listed on the OTC Bulletin Board under the symbol “NGRN”. We have recently filed an application with FINRA to change our trading symbol to better reflect our new name.

Brief Corporate History:

The Company was originally established as Tel-Voice Communications, Inc. ("Tel-Voice") which incorporated under the laws of the State of Nevada on December 31, 1996. On June 30, 2000, Tel-Voice acquired Smartdotcom, Inc. ("SDC") in a transaction accounted for as a reverse merger whereby the Company retained the name Tel-Voice Communications, Inc. SDC had developed a technology that provided private electronic networks for labor unions and integrated communities. SDC’s business included subscribers which were members of the unions and communities to which SDC intended to provide the hardware, software and technical support required to setup and maintain the networks. However, SDC was never able to grow due to lack of capital and sustained losses.

In December 2002, the Company abandoned the business plan associated with the SDC business. On December 16, 2002, the Company closed a stock for debt exchange with our creditors effective on December 11, 2002 whereby all of the outstanding debt was converted to unregistered common stock at a conversion rate of one (1) share of common stock for each $0.45 of debt. On January 10, 2003, a majority of the shareholders approved (i) a reverse split of 28.9 shares of the old common stock for 1 share of new common stock effective January 13, 2003, (ii) the acquisition of a private entity name Home Services, Inc. and (iii) a name change to Home Services International, Inc.

Home Services International, Inc. (“HSVI”) intended to act as a holding company for service businesses related to home building and home buying that wanted to expand into national markets. HSVI intended to acquire, establish joint ventures and develop such businesses.

HSVI was presented with a business plan for a unique alternative energy technology by the management of Internal Command International (“ICI”), a Florida based private entity.  HSVI believed that the Energy Commander technology for low impact hydro power production presented a unique opportunity.  HSVI believed that ICI’s technology might fulfill a unique niche in the energy market.  As a result, HSVI sought to acquire the technology and related expertise through the reverse merger process.

 SPUR RANCH, INC.
Notes to Financial Statements
June 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFCANT ACCOUNTING POLICIES - continued

On January 2, 2004, the Company entered into a merger agreement with ICI. HSVI (the Company) issued 27,500,000 shares of its Series A Preferred stock to the shareholders of ICI.  In connection with this acquisition, the Company’s name was changed to Internal Hydro International, Inc. (“IHDR”).  On February 4, 2004, the Company’s domicile was changed to Florida.

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

On February 20, 2007, we changed our name to Renewable Energy Resources, Inc.

On May 27, 2008 the Company changed its name to New Green Technologies, Inc. ("New Green" or “NGRN”), to reflect  the Company’s broader range of business endeavors to include the development of energy, green energy and bio-fuel projects.

On July 23, 2010 the Company’s Board of Directors and a Majority of its shareholders voted to change its name to “Spur Ranch” and file an application with FINRA to changes its trading symbol.

Recent Events:

Subsequent to the balance sheet date, the Company has adopted a new business plan whereby the Company intends to diversify its business into other areas which, in its belief, can provide the opportunity to create near term revenue.

Pursuant to a this newly adopted business plan, the Company will add to its operational strategy the acquisition and development of real estate, and real estate related to equestrian communities as well as equestrian and polo related media, events, technologies, and game development. It is the intent of the Company to develop these properties nationally, using alternative energy technologies to create sustainable residential and leisure environments related to the equestrian marketplace. The Company intends to establish these businesses under the brand “Spur Ranch” to which it is changing its name to reflect this new business

On July 23, 2010 the Board of Directors accepted the resignation of Mr. George Ring as the Company’s Chief Executive Officer and nominated Mr. Andrew Stack (age 39) to this position. Mr. Jeremy G. Stobie (age 34) assumed the position of Chief Financial Officer (CFO). There were no material disagreements or matters between any of the Parties.

On July 23, 2010 the Board of Directors and a Majority of the Company’s shareholders approved a 1:3,500 reverse stock split of the Company’s common shares. The anticipated effective date of this split is 08/20/2010.

The table below demonstrates the effect of this split to the common and preferred shares:

	Common Shares Issued and Outstanding 06/30/2010	Preferred Shares Issued and Outstanding 06/30/2010
Before Reverse Split	140,262,855	29,517
After Reverse Split	40,075	29,517

SPUR RANCH, INC.
Notes to Financial Statements
June 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFCANT ACCOUNTING POLICIES - continued

The table below demonstrates the effect of this split on Basic Net Loss Per Common Shares:

	Basic Net Loss Per Common Share 3 Months Ended June 30, 2010	Basic Net Loss Per Common Share 6 Months Ended June 30, 2010
Before Reverse Split	(.001)	(.001)
After Reverse Split	(34.79)	(39.59)

All Share amounts in the financial statements, footnotes to the financial statements and management’s discussion and analysis have been adjusted for this reverse stock split.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The balance sheet at December 31, 2009 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Fair Value of Financial Instruments

The carrying values of our cash and cash equivalents, and deposits approximate their fair value due to their short-term nature. As a basis for determining the fair value of certain of our assets and liabilities, we established a three tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I): observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist only of cash equivalents.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

As of June 30, 2010 the Company only has $10,287 of cash or cash equivalents.

Liquidity and Capital Resources

Since inception, the Company has faced and continues to face liquidity challenges resulting mainly from the lack of revenue and considerable operating losses. At present, the Company does not have access to an existing credit facility or working capital financing for its operations. The Company’s continued liquidity challenges were one of several significant factors leading to the decision to bring in new management and adopt a new business plan this year.

SPUR RANCH, INC.
Notes to Financial Statements
June 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFCANT ACCOUNTING POLICIES - continued

The Company currently has insufficient cash to meet its short and long term obligations and will require financing. Unless the Company is able to secure additional financing or investment it will not be able to meet its known or reasonably likely future cash requirements it will not be able to continue to operate and may result in a total loss to its Shareholders. The Company is currently seeking capital to launch its new business plan, however, the ability of the Company to secure such capital is not certain.

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.  The Company has not experienced any loss in such accounts.  There were no bank balances exceeding insured limits at June 30, 2010 and December 31, 2009.

The Company has no accounts receivables or notes or loans receivable as June 30, 2010.

Revenue

Revenues are recognized when services are rendered to customers, or when products have been sold to customers, and when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, not other significant obligations of the Company exists and collectability is reasonably assured.

There was no revenue generated during the three and six months ended June 30, 2010 and 2009.

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to ASC 740-10 “Income Taxes”.  Deferred income taxes, if any, are recorded, using enacted tax rates expected to apply, to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

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

The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  A total of 600 warrants to purchase shares of common stock were outstanding and excluded from the loss per share calculation at June 30, 2010.

Comprehensive Income or Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Through June 30, 2010, there are no components of comprehensive loss which are not included in net loss; therefore, a separate statement of comprehensive loss has not been presented. Comprehensive loss for three and six months ended June 30, 2010 was $1,174,918 and $1,256,931 respectively.

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

SPUR RANCH, INC.
Notes to Financial Statements
June 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFCANT ACCOUNTING POLICIES - continued

The Company recognized $75,000 and $120,000 of stock based compensation expenses for the 3 months and 6 months ended July 30, 2010 respectively.

Stock Compensation was paid to the following officers and directors during the second quarter in the following amounts:

	Original Compensation For the Quarter Ended	Actual Stock Based Compensation (Based on Closing Share Price as of Issue Date)	Shares Issued
George Ring, Former CEO	$30,000	$50,000	8,064,516
John Stanton, Dir.	$45,000	$75,000	12,096,774

The difference between the original compensation, which was recognized as compensation expense and actual stock based compensation of $50,000, was recognized as interest expenses for below market stock issuance.

The Company does not currently have an employee stock ownership plan (ESOP) but does intend to adopt one over the next 6 months.

Investments

Management reviews its investments, with the exception of financial instruments, at least annually and makes appropriate adjustments.

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the three and six months ended June 30, 2010 and 2009.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to the fair value measurements and disclosure which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level I and Level II fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation of fair value measurements using Level III inputs, a reporting entity will be required to disclose information about purchases, sales, issuance and settlements on a gross rather than on a net basis. The updated guidance will also require fair value disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level II and Level III fair value measurements. The updated guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for the disclosures regarding the reconciliation of Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this updated guidance did not have a material impact on our financial statements.

In April 2010, the FASB issued an accounting standard update which provides guidance on the criteria to be followed in recognizing revenue under the milestone method. The milestone method of recognition allows a vendor who is involved with the provision of deliverable to recognize the full amount of a milestone payment upon achievement, if, at the inception of the revenue arrangement, the milestone is determined to be substantive as defined in the standard. The guidance is effective on a prospective basis for milestones achieved in fiscal years and interim period within those fiscal years, beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of the guidance to have a material impact on our financial statements.

SPUR RANCH, INC.
Notes to Financial Statements
June 30, 2010

NOTE 2 - GOING CONCERN CONSIDERATION

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three and six months ended June 30, 2010, the Company reported net losses of $1,174,918 and $1,256,931, respectively.

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

These factors indicate that the Company may be unable to continue as a going concern unless additional capital is secured.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2010, former officers and directors of the Company received approximately 5,760 shares as compensation for their services. These shares were issued on Mr. George Ring, the Company’s former CEO and Mr. John Stanton, the Company’s Director. A related expense for these issuances was recorded [SEE NOTE 1].

We borrow funds from officers and stockholders from time to time.

Three individuals have advanced the Company  money for general and administrative expenses: Kenneth Brown a Past President, James Baker a former Director and James Thomas a former Director [SEE NOTE 9].

As of June 30, 2010, Mr. Thomas is owed a total of $45,000 of which is covered by a promissory note, Mr. Baker is owed $150,000 plus interest, and Mr. Brown is owed $2,500.  During the three and six month periods ended, 3,454 shares were issued to Bulovatech, for settlement of note payable in the amount of $37,481. Bulovatech is controlled by Mr. John Stanton, a Director of the Company.

There are no repayment terms specified for these notes except for Mr. Baker’s note which matures in full in 2012 and 20% annually if he so requests. The 20% portion for 2010 is shown as a current liability. As such, we have classified the balance of the loans as other liabilities.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company’s Articles of Incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001 and the issuance of up to 70,000,000 shares of preferred stock, with a par value of $.001.  On March 31, 2008 the Company authorized a 1:30 reverse of both its Common and Preferred shares. On July 23, 2010 the Company authorized a 1:3,500 reverse stock split for its Common shares. The Split will have an anticipated effective date of August 20, 2010.

For the three months ended June 30, 2010, former officers and directors of the Company received approximately 20,000,000 shares as compensation for their services.

The Company as of June 30, 2010 has 140,262,855 common shares issued and outstanding. Adjusted for the 1:3,500 reverse split anticipated to be effective on August 20, 2010, the Company will have approximately 40,075 common shares issued and outstanding as of June 30, 2010.  The reverse split amendment included a provision to round up partial shares to the next whole share.

The Company as of June 30, 2010 has 29,517 preferred shares issued and outstanding.

COMMON STOCK

During the year, the Company engaged in various transactions affecting stockholders’ equity, as follows:

The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered.

SPUR RANCH, INC.
Notes to Financial Statements
June 30, 2010

NOTE 5 – COMMON AND PREFERRED STOCK – continued

These shares are valued at the trading value on the date of grant or per contract. For the three and six month periods ended June 30, 2010, a total of 0 and 449 shares of common stock, respectively, were issued to consultants as payment for services totaling $9,000.

For the three and six month periods ended June 30, 2010, 2,407 and 3,683 shares of common stock were issued, respectively, as repayment for Notes Payable. Notes Payable are interest bearing and the interest is prepaid by discounted stock valued as of the date of the Note. Pursuant to the terms of the Note, if the Note cannot be repaid within a specified time period, then restricted shares are issued to the lender equal to the amount of the Note. The shares are discounted approximately 50% as an inducement. A corresponding interest expense of was recorded for the below market portion of the conversion.

The amount of stock issued in relief of Notes payable included 837 shares to Asher Enterprises Inc. for a value of $7,500.  On December 15, 2009 the Company entered into a Secured Convertible Note for $50,000 with Asher at an interest rate of 8%. The Transfer Agent (Island Stock Transfer) was instructed as a part of the Agreement, to reserve 4,983 common shares. A corresponding interest expense was recorded for the below market portion of the conversion.

For the six month period ended June 30, 2010, 7,645 shares of common stock were issued, as payment for services rendered from related parties.  Total value of the stock issued was $199,962.

PREFERRED STOCK

The Company is authorized to issue up to 70,000,000 shares of Series A Convertible Preferred Stock, with a par value of $.001. Series A Convertible Preferred Stock can be exchanged at the option of the stockholder into shares of common stock at the rate of one share of Series A Convertible Preferred Stock for one share of Common Stock at any time after the first anniversary of the original date of issuance. The Series A Convertible Preferred Stock shall rank, as to dividends and upon liquidation senior and prior to the Company’s Common Stock and to all other classes or class of stock issued by the Company, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of Series A Convertible Preferred Stock. In addition, so long as any share of Series A Convertible Preferred Stock shall be outstanding, the holders of such convertible preferred stock shall be entitled to receive out of any funds legally available, when, as and if declared by the Board of Directors of the Company, preferential dividends at the rate of ten percent (10%) per annum, payable upon the first anniversary date of the original issue date, then quarterly with payment to be made in either cash or in the issuance of additional share of Series A Convertible Preferred Stock. Such dividends shall be cumulative and begin to accrue from the original issue date, whether or not declared and whether or not there shall be net profits or net assets of the Company legally available for the payment of those dividends. To date, no dividend has been declared by the Board of Directors. The Series A Convertible Preferred stockholders shall be entitled to vote on all matters requiring a shareholder vote of the Company. Each Series A Convertible Preferred shareholder of record shall have one vote for each share of Series A Convertible Preferred stock outstanding.

As of June 30, 2010 and December 31, 2009, there were 29,517 shares of preferred outstanding.

There were $0 and $1,890 in unpaid and undeclared cumulative dividends accrued during the three and six month periods ended June 30, 2010, respectively. Total cumulative dividends unpaid and undeclared as of June 30, 2010 are $481,996.

SPUR RANCH, INC.
Notes to Financial Statements
June 30, 2010

NOTE 6 - PROPERTY AND EQUIPMENT

Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the three months ended June 30, 2010 and 2009 was $6,552 and $6,551, respectively. For the six months ended June 30, 2010 and 2009, depreciation expense was $13,104 and $8,786, respectively.  Property and equipment consisted of the following at June 30, 2010:

	June 30, 2010

	Cost	Accumulated Depreciation

CAVD Unit	$100,000	$45,003
BORS/ PLASMA EQUIPMENT	36,000	10,800
Computers and Equipment	41,266	39,046
Total	$177,266	$94,849

NOTE 7 – INTANGIBLES AND ASSET IMPAIRMENT

We evaluate our long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amount of such assets exceeds the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value.

As a result of continuing challenges in the deployment and sale of the Company’s technologies as well as a new business focus by the Company’s Management and Board of Directors, the Company reviewed its inputs used to determine the fair value of several of its long-lived intangibles.

Accordingly, the Company evaluated the ongoing value CAVD Technology, BORS/Plasma Technology and New Green Technologies. Based on this evaluation, the Company determined that long lived assets with a carrying amount of $957,667 were no longer recoverable and were in fact impaired. The Company reduced the carrying value of these assets to fair value, a total of $4, and recorded a corresponding impairment charge of $957,663 for the period ending June 30, 2010. Fair value was based on an analysis of expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the risk free rate of interest.

Balances as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009

CAVD TECHNOLOGY	$1	$645,667
BORS/PLASMA TECHNOLOGY	2	300,000
New Green Technologies	1	12,000
Total	$4	$957,667

SPUR RANCH, INC.
Notes to Financial Statements
June 30, 2010

NOTE 7 – INTANGIBLES AND ASSET IMPAIRMENT - continued

Analysis of Impairment Loss:

	CAVD	BORS/PLASMA	NEW GREEN
	TECHNOLOGY	TECHNOLOGY	TECHNOLOGIES

Original Carrying Amount	$645,667	$300,000	$12,000

Estimated Cash Flow Attributable to Future Operations	0	0	0

Fair Value	1	2	1

Impairment Loss	$645,666	$299,998	$11,999

The impairment analysis for CAVD Technology as an intangible asset with an indefinite life per ASC 360-10-35-21 is as follows:

We performed an impairment analysis on the CAVD Technology over at least the next seven years and cannot estimate any resulting cash flow from operations for the determinable future or for this period.  Therefore, the Company has written down this asset to a value of One Dollar.

An impairment expense of $645,666 was recognized in the current period, as an operating expense.

The impairment analysis for BORS Technology as an intangible asset with an indefinite life per ASC 360-10-35-21 is as follows:

We performed an impairment analysis on the BORS LIFT Technology over at least the next seven years and cannot estimate any resulting cash flow from operations for the determinable future or for this period.  Therefore, the Company has written down this asset to a value of One Dollar.

An impairment expense of $149,999 was recognized in the current period, as an operating expense.

 The impairment analysis for PLASMA Technology as an intangible asset with an indefinite life per ASC 360-10-35-21 is as follows:

We performed an impairment analysis on the PLASMA Technology over at least the next seven years and cannot estimate any resulting cash flow from operations for the determinable future or for this period.  Therefore, the Company has written down this asset to a value of One Dollar.

An impairment expense of $149,999 was recognized in the current period, as an operating expense.

The impairment analysis for New Green Technologies as an intangible asset with an indefinite life per ASC 360-10-35-21 is as follows:

We performed an impairment analysis on the New Green Technologies  over at least the next seven years and cannot estimate any resulting cash flow from operations for the determinable future or for this period.  Therefore, the Company has written down this asset to a value of One Dollar.

An impairment expense of $11,999 was recognized in the current period, as an operating expense.

SPUR RANCH, INC.
Notes to Financial Statements
June 30, 2010

NOTE 8 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in the three and six month periods ended June 30, 2010 or in the year ended December 31, 2009.

NOTE 9 - SHAREHOLDER LOANS

As of June 30, 2010 and December 31, 2009, the Company had outstanding loans from two former directors who are also shareholders totaling $195,000. The loan for $150,000 is a five year note with a maturity of August 2012.  It has annual options for the note maker to receive up to 20 percent repayment if he elects.  The second loan of $45,000 is evidenced by a promissory note with no repayment date.

NOTE 10 – LEGAL

On April 23, 2008 the Company received notice of a lawsuit which was filed in the State of Alabama against the Company and several other defendants. The Plaintiff in the case is GA Energy LLC (GA Energy). et al v. Earthfirst Technologies, Inc et al; CV2008-900053.  GA Energy is seeking the return of a $200,000 partial payment made for technology. On June 6, 2008, the Company sent a Demand Letter for $150,000, the balance of the monies owed under the contract.  On July 14, 2008, the Company filed suit in Florida under the same contract seeking performance by GA Energy LLC.  The Company filed this lawsuit in Hillsborough against GA Energy for failing to respond to a June 6, 2008 demand letter for payment of $150,000 as described in a 2006 technology contract. Management believes the Company will be successful in it pursuit of GA Energy LLC.  On February 18, 2009 an Order was entered in the Circuit Court of Morgan County, Alabama to dismiss the suit on the basis of improper venue. The dismissal was without prejudice. If the suit is refilled in the proper venue and the Company were to lose this litigation it would have a material and adverse affect on its financial condition to include the potential insolvency of the Company.

On December 5, 2008 the Company received notice of a lawsuit which was filed in the State of Florida against the Company.  The Plaintiff in the case is Hyepong Cain et al v New Green Technologies Inc Case No: 08-CA-08406.  Hyepong Cain is seeking repayment of a July 22, 2004 loan of $20,000 plus interest.

NOTE 10 – LEGAL

On June 11, 2010 the Company received notice of a lawsuit which was filed in the State of Florida against the Company.  The Plaintiff in the case is William Maloney, Chapter 11 Trustee v. New Green Technologies, Inc. f/k/a Renewable Energy Resources, Inc., U.S. Sustainable Energy Corporation, and U.S. Energy Initiatives Corporation Case 8:10-ap-00790-MGW.  Mr. Maloney is seeking to recover fraudulent transfers, for breach of contract, and for unjust enrichment.  Management intends to defend this lawsuit, provided that is has funds sufficient to pay for the defense. In the event that this litigation is lost by the Company, it will lose a significant amount of its assets which will have a material and adverse affect on its financial condition, to include the potential insolvency of the Company.

NOTE 11 – COMMITMENTS CONTINGENCIES

Employment Agreements

The Company has retained a new CEO, W. Andrew Stack, and a new CFO Mr. Jeremy G. Stobie.. Employment agreements for both officers are currently being negotiated. Due to the poor financial condition of the Company both officers agreed to begin working immediately without a cash payment or contract, pending however, that such contract negotiations are resolved prior to August 31, 2010. The provisions of the individual agreements being discussed currently (these have not been adopted) are as follows:

	Position	Estimated Contract Date	Term	Salary	Options	Price	Vesting
Mr. W. Andrew Stack	CEO	08/20/2010	3-Year	$180,000	Unknown	Unknown	Unknown
Mr. Jeremy G. Stobie	CFO	08/20/2010	3-Year	$100,000	Unknown	Unknown	Unknown

In the event that the Company cannot come to agreement with Messrs. Stack and Stobie then the Company will have no management and will need to find replacement management and board members. The Company expects that these individuals will also be granted certain restricted stock as well as options, however, the details of such grants are unknown at this time. In the event that the Company does not have sufficient cash to pay the salaries of Messrs. Stack and Stobie, then at their option Messrs. Stack and Stobie may accept shares of the Company’s common stock for their services.

Legal

As described in Note 10, William Maloney, Chapter 11 Trustee has filed a lawsuit against the Company seeking to recover certain alleged fraudulent transfers, namely most of the Company’s property and equipment, the CAVD unit and the BORS/Plasma reactor. If the Company loses this lawsuit then substantially all of the Company’s assets will be lost which will have a material adverse effect on the Company’s already poor financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

CAUTIONARY STATEMENT

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects, and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of such words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should,” or other variations of similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents on the best present assessment of our management.

DESCRIPTION OF BUSINESS

Overview of the Company:

Spur Ranch, Inc. “The Company” (formerly New Green Technologies, Inc) is a development stage company that was incorporated under the laws of the state of Nevada on December 31, 1996. The Company is currently undergoing a major shift in its business focus. The Company which is currently a developer of technology and devices for green energy, bio-fuel, and energy products has not been profitable since inception. Due to significant historical losses and low energy prices and a limited market for the Company’s offerings, the Company intends to diversify its business into other areas which can provide the opportunity to create near term revenue. The Board of Directors and majority of the Company’s shareholders voted on July 23, 2010 to bring in new Management and new Board Members to adopt a new business strategy and reorganize the Company around this strategy. Pursuant to a new business plan adopted by the Company on August 1, 2010, the Company aims to do the following:

A)
Evaluate the energy and green energy technology portfolio and business offerings to determine an appropriate operating strategy. This may include continued investment and development into the processes, technologies, devices or sales channels or it may include the divestiture, sale or liquidation of the alternative energy assets and business. The Company will continue to operate this line of business until a decision has been made by the Board of Directors.

B)
Diversify and expand the business into the area of the acquisition and development of real estate, and real estate related to equestrian and polo communities as well as polo and equestrian venues, events and media. It is the intent of the Company to develop these properties in an international scale, using alternative energy technologies to create sustainable residential and leisure environments related to the equestrian marketplace. The Company plans to earn money from developing unique and affordable polo-themed real estate communities, equestrian facility and operation, polo “reality based television programming, polo tournament and match competition, and merchandising. It is the goal of the Company to bring polo to the broader market. The Company has changed its name to Spur Ranch, Inc. to reflect this new business focus.

Since inception we have incurred significant losses and have an accumulated deficit in our retained earnings of $19,471,766. As of June 30, 2010 we have only $10,287 in cash and cash equivalents.  We are undergoing a shift in our business strategy and currently do not have sufficient funds to execute this strategy. We will need to raise additional funds and we cannot be certain that additional financing will be available at terms satisfactory to us or at all. These consolidated financial statements do not include any adjustments to reflect this uncertainty.

We are a publicly traded company listed on the OTC Bulletin Board under the symbol “NGRN”. We have recently filed an application with FINRA to change our trading symbol to better reflect our new name.

Brief Corporate History:

The Company was originally established as Tel-Voice Communications, Inc. ("Tel-Voice") which incorporated under the laws of the State of Nevada on December 31, 1996. From 1996-2000, Tel-Voice was a development stage company with no business activity. On June 30, 2000, Tel-Voice acquired Smartdotcom, Inc. ("SDC") in a transaction accounted for as a reverse merger whereby the Company retained the name Tel-Voice Communications, Inc. SDC had developed a technology that provided private electronic networks for labor unions and integrated communities. SDC’s business included subscribers which were members of the unions and communities to which SDC intended to provide the hardware, software and technical support required to setup and maintain the networks. However, SDC was never able to grow due to lack of capital and sustained losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

In December 2002, the Company abandoned the business plan associated with the SDC business. On December 16, 2002, the Company closed a stock for debt exchange with our creditors effective on December 11, 2002 whereby all of the outstanding debt was converted to unregistered common stock at a conversion rate of one (1) share of common stock for each $0.45 of debt. On January 10, 2003, a majority of the shareholders approved (i) a reverse split of 28.9 shares of the old common stock for 1 share of new common stock effective January 13, 2003, (ii) the acquisition of a private entity name Home Services, Inc. and (iii) a name change to Home Services International, Inc.

Home Services International, Inc. (“HSVI”) intended to act as a holding company for service businesses related to home building and home buying that wanted to expand into national markets. HSVI intended to acquire, establish joint ventures and develop such businesses.

HSVI was presented with a business plan for a unique alternative energy technology by the management of Internal Command International (“ICI”), a Florida based private entity.  HSVI believed that the Energy Commander technology for low impact hydro power production presented a unique opportunity.  HSVI believed that ICI’s technology might fulfill a unique niche in the energy market.  As a result, HSVI sought to acquire the technology and related expertise through the reverse merger process. On January 2, 2004, the Company entered into a merger agreement with ICI. HSVI (the Company) issued 27,500,000 shares of its Series A Preferred stock to the shareholders of ICI.  In connection with this acquisition, the Company’s name was changed to Internal Hydro International, Inc. (“IHDR”).  On February 4, 2004, the Company’s domicile was changed to Florida.

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

On February 20, 2007, we changed our name to Renewable Energy Resources, Inc.

On May 27, 2008 the Company changed its name to New Green Technologies, Inc. ("New Green" or “NGRN”), to reflect the Company’s broader range of business endeavors to include the development of energy, green energy and bio-fuel projects.

On July 23, 2010 the Company’s Board of Directors and a Majority of its shareholders voted to change its name to “Spur Ranch” and file an application with FINRA to changes its trading symbol.

Recent Events:

Subsequent to the balance sheet date, the Company has adopted a new business plan whereby the Company intends to diversify its business into other areas which, in its belief, can provide the opportunity to create near term revenue.

Pursuant to a this newly adopted business plan, the Company will add to its operational strategy the acquisition and development of real estate, and real estate related to equestrian communities as well as equestrian and polo related media, events, technologies, and game development. It is the intent of the Company to develop these properties nationally, using alternative energy technologies to create sustainable residential and leisure environments related to the equestrian marketplace. The Company intends to establish these businesses under the brand “Spur Ranch” to which it is changing its name to reflect this new business

On July 23, 2010 the Board of Directors accepted the resignation of Mr. George Ring as the Company’s Chief Executive Officer and nominated Mr. Andrew Stack (age 39) to this position. Mr. Jeremy G. Stobie (age 34) assumed the position of Chief Financial Officer (CFO). There were no material disagreements or matters between any of the Parties.

BUSINESS STRATEGY

On July 23, 2010 after successive periods of losses, a lack of funding and a lack of traction in the alternative energy market the Company decided to bring on new Management and adopt a new business plan. The new Management will continue to evaluate the existing technologies to determine whether or not to continue this line of business, however, the Company will shift its focus from the alternative energy market to the acquisition and development of real estate, and real estate related to equestrian and polo communities as well as polo and equestrian venues, events and media.

The Company plans to earn money from developing unique and affordable polo-themed real estate communities, equestrian facilities and operations, polo and equestrian “reality based” television programming, polo tournament and match competitions, and merchandising. It is the goal of the Company to bring polo to the broader market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

RESULTS OF OPERATIONS

Our operations during 2010 as well as in 2009 concentrated on gaining new renewable energy technologies which were at or close to commercial applications, sales and revenue, as well as concentrating on moving the existing Energy Commander technology into a position where it could be commercially operable, with no or little funding from the Company.

With the new management taking over in 2009, it was determined that the former management of the Energy Commander and the agreement with CM2 would be changed, and that other technologies would be sought and acquired from known relations with other companies, such as EarthFirst Technologies, and CAVD systems.

On July 23, 2010 after successive periods of losses, a lack of funding and a lack of traction in the alternative market the Company decided to bring on new Management and adopt a new business plan. The new Management will continue to evaluate the existing technologies to determine whether or not to continue this line of business, however, the Company will shift its focus from the alternative energy market to the acquisition and development of real estate, and real estate related to equestrian and polo communities as well as polo and equestrian venues, events and media.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2010 TO THREE AND SIX MONTHS ENDED JUNE 30, 2009

Revenue for the three and six month periods ended June 30, 2010 and 2009 was $-0-.

General and administrative expenses for the three months ended June 30, 2010 of $126,303 decreased by $116,641compared to the general and administrative expenses for the three months ended June 30, 2009 which were $242,944. The decrease was primarily due to a decrease in services.  General and administrative expenses for the six months ended June 30, 2010 of $201,566 decreased by $215,083 compared to the general and administrative expenses for the six months ended June 30, 2009, which were $416,649.  The decrease is primarily due to a decrease in services.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has faced and continues to face liquidity challenges resulting mainly from the lack of revenue and considerable operating losses. At present, the Company does not have access to an existing credit facility or working capital financing for its operations. The Company’s continued liquidity challenges were one of several significant factors leading to the decision to bring in new management and adopt a new business plan this year.

The Company currently has insufficient cash to meet its short and long term obligations and will require financing. Unless the Company is able to secure additional financing or investment it will not be able to meet its known or reasonably likely future cash requirements it will not be able to continue to operate and may result in a total loss to its Shareholders. The Company is currently seeking capital to launch its new business plan, however, the ability of the Company to secure such capital is not certain.

Our operating activities used cash in the amount of $12,236 for the six month period ended June 30, 2010 compared with $101,553 for same prior period of the prior year. We will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability. The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders.

The cash provided by financing activities was $20,019 for the six months ended June 30, 2010 compared with $97,250 for the six months ended June 30, 2009.

The table below presents a summary of our cash flows for the six month ended June 30, 2010 and June 30, 2009:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net cash used in operating activities	$(12,236)	$(101,553)
Net cash provided by investing activities	$0	$0
Net cash provided by financing activities	$20,019	$97,250
Net increase (decrease) in cash and cash equivalents	$7,783	$(4,303)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

ACCOUNTS PAYABLE

A high concentration of our accounts payable is owed to related parties. The table below sets forth the amounts owed to related parties as a component of accounts payable:

Amount as of June 30, 2010
Total Accounts Payable	$127,572
Due to Related Parties	$42,000
Due to George Ring, former CEO	$42,000

ACCRUED LIABILITES

A high concentration of our accrued liabilities is owed to related parties. The table below sets forth amounts owed to related parties as a component of accrued liabilities.

Amount as of June 30, 2010
Total Accrued Liabilities	$237,023
Due to Related Parties:	$150,023
Due to George Ring, former CEO	$40,000
Due to Bulova Technologies, controlled by John Stanton, Dir.	$110,023

SUBSEQUENT EVENTS

Election of New Directors

On July 23, 2010, Company by a majority vote of its shareholders elected W. Andrew Stack and Jeremy G. Stobie to the Board of Directors. Also on this day, the Company accepted the resignation of George Ring from the Board.

Management Change

On July 23, 2010 the President of the Company George Ring resigned his position and his position on the board of directors.  W. Andrew Stack was appointed by the Board of Directors as the Chief Executive Officer, and Jeremy G.  Stobie was appointed by the Board of Directors as the Chief Financial Officer.

Name Change

On July 23, 2010 the Company, through a vote of its majority of shareholders, elected to change the Company’s name from “New Green Technologies, Inc.” to “Spur Ranch, Inc”.

Reverse Stock Split

On July 23, 2010 the Company, through a vote of its majority of shareholders, to affect a 1 share for 3,500 shares reverse split of its common stock and to make all requisite filings with regulatory authorities to affect this split. The reverse stock split is anticipated to become effective on August 20, 2010 and on this date shareholders will receive 1 share for every 3,500 pre split shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation – continued

The table below sets forth the effects on issued and outstanding common and preferred stock as of June 30, 2010:

	Common Shares Issued and Outstanding 06/30/2010	Preferred Shares Issued and Outstanding 06/30/2010
Before Reverse Split	140,262,855	29,517
After Reverse Split	40,075	29,517

The table below demonstrates the effect of this split on Basic Net Loss Per Common Shares:

	Basic Net Loss Per Common Share 3 Months Ended June 30, 2010	Basic Net Loss Per Common Share 6 Months Ended June 30, 2010
Before Reverse Split	$(.001)	$(.001)
After Reverse Split	$(34.79)	$(39.59)

Change of Nature of Operations

On July 23, 2010 after successive periods of losses, a lack of funding and a lack of traction in the alternative energy market the Company decided to bring on new Management and adopt a new business plan. The new Management will continue to evaluate the existing technologies to determine whether or not to continue this line of business, however, the Company will shift its focus from the alternative energy market to the acquisition and development of real estate, and real estate related to equestrian and polo communities as well as polo and equestrian venues, events and media.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates.

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

RISKS and UNCERTAINTIES

Going Concern

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three and six months ended June 30, 2010, the Company reported net losses of $1,174,918 and $1,256,931, respectively.

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

These factors indicate that the Company may be unable to continue as a going concern unless additional capital is secured.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Implementation of Business Strategy Dependent on Additional Financing

We must obtain financing to fund our business plan.  Such outside financing must be provided from the sale of equity,  third party financing, loans or convertible loans.  Further, the sale of equity securities will dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. There is no assurance that we can obtain financing on favorable terms. As of the date of this filing, we have not closed on any development or operational real properties in furtherance of our new business plan and do not currently have bank lines or financing to do so.

Development Stage Company

We are a development stage company with no revenues. From our inception we have incurred significant net losses and expect to continue to incur substantial and possibly increasing net losses due to the restructuring of our business plan. Our operating losses have had, and will continue to have an adverse impact on our working capital, total assets and shareholders equity.  There is no assurance that our activities will be profitable or will ever generate profits or cash flows. The likelihood of our success must also be considered in light of the problems, expenses, difficulties, complications, delays and all of the inherent risks frequently encountered in the formation and operation of a relatively new business. Management believes that any investment in our Company carries a high degree of risk for total loss such investment.

Costs of Conducting Business

We will need funds to support our operating expenses, our development costs, research, salaries, marketing, transportation, architecture, sales costs and many other related expenses.  Our new business plan will require significant amounts of capital in order for it to be successful.  The ability to generate a profit depends, among other factors, on the amount of revenues from the sale of our products, services and our operating costs.

Costs of Environmental Compliance

The Company hopes to engage in the development of real estate. In many locations the development of real estate is highly regulated and controlled and in many cases there are significant environmental compliance costs associated with such development. The Company is not currently developing any property, however, such compliance costs will be a significant portion of the Company’s development budget, if and when the Company begins to develop properties. The Company believes that these costs are material to the financial condition of the Company, however, such costs are not reasonably calculable at the present time.

Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company's operations or require capital expenditures to become compliant. Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company's efforts to identify an development and business opportunities.

Dodd-Frank Act

In July 2010, the Dodd-Frank Act was signed into law in an effort to improve regulation of financial markets. The Company is currently evaluating the Act and cannot yet predict the impact it may have on the Company’s financial condition, results of operations or cash flows.

Contracts

There can be no assurance that we will be able to obtain sufficient and suitable contracts for our business plan.

Fluctuations in Operating Results

Our revenues and results of operations may vary significantly in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, some of which are outside our control including, among others, the expected startup nature of our new business line, the determination of the continued feasibility of our existing business line, the relatively long sales and implementation cycles for real estate transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

There can be no assurance that our business will achieve broad market acceptance or that we will be successful in marketing our products, communities, or services.

Seasonality

We do not expect to experience material seasonal variations in revenues or operating costs at this time.

Shareholder Dilution

We will need to raise additional capital, if this investment takes the form of sales of common or preferred stock of convertible debt then our existing shareholders will be substantially diluted. In addition, because the Company currently has no funds to pay management at the current time, the Company will issue substantial shares of stock to Management in the form of compensation or in lieu of salary. Due to the low market price for the Company’s stock any issuance of this nature will create substantial dilution. As of the date of this filing, Management has not agreed to accept restricted common stock or restricted preferred stock in lieu of compensation.

The issuance of any stock can cause the market price for our common stock to decline.

Stock Price

Our common stock is quoted on the Over the Counter Bulletin Board. Since trading in our common stock began, trading has been sporadic, trading volumes have been widely variable (low or non-existent on some days and very large on others) and the market price has been very volatile. The closing price as of August 13, 2010 was .0035. We do not know how the reverse 1:3,500 stock split will affect the market price after it becomes effective.  Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

Dependence on Key Personnel

We are an extremely small company which depends upon the knowledge and experience of our key employees and Management. If any of our members of Management do not continue in their present positions, we may not be able to easily replace them and our business will be severely disrupted.

OFF BALANCE SHEET ARRANGEMENTS

For the period ended June 30, 2010, we did not engage in any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short term investments with maturities less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations. As of June 30, 2010, we did not hold any marketable securities in our cash and cash equivalents or other current assets.

As of June 30, 2010 our cash balances at financial institutions did not exceed the Federally insured limits.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls

Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding the required disclosure.

In designing and evaluating these disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this quarterly report on Form 10-Q, as of June 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon that evaluation our Company’s CEO and CFO concluded that our disclosure controls and procedures are effective as of June 30, 2010.

Change in Internal Control Over Financial Reporting – On August 19, 2010 the Company formally adopted a more comprehensive internal control structure, which Management believes will provide management more comprehensive internal control over financial reporting. This structure includes the adoption of a new internal control plan which management believes will enable the company to scale the integrated framework of its internal controls as the company develops operating subsidiaries and field operations related to real estate. The Company also adopted an integrated framework of internal control review procedures to which Management is to implement.

PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-Q, Items 1, 2, 3, 4, and 5 are omitted.

Item 6. Exhibits

Exhibit #	Description
Exhibit 31.1
Certification of Chief Executive Officer of Spur Ranch, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2
Certification of the Principal Financial Officer of Spur Ranch, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer a of Spur Ranch, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

Exhibit 32.2	Certification of Principal Financial Officer of Spur Ranch, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPUR RANCH, INC. FORMERLY: NEW GREEN TECHNOLOGIES, INC.

Dated: August 19, 2010	By	/s/ W. ANDREW STACK
W. ANDREW STACK
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

SPUR RANCH, INC. FORMERLY: NEW GREEN TECHNOLOGIES INC.

Dated: August 19, 2010	By	/s/ JEREMY G. STOBIE
JEREMY G. STOBIE
CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)