Form 10-Q
period 2010-09-30
SPUR RANCH, INC.
filed 2010-11-22
CIK 1108064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  as of November 5, 2010, there were 12,992,216 common shares outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPUR RANCH, INC.
Formerly Known As
New Green Technologies, Inc.

BALANCE SHEETS
(A Development Stage Company)
	(Unaudited)
	September 30,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$-	$2,504
Total Current Assets	-	2,504

PROPERTY AND EQUIPMENT
Computers and Equipment, net	2,070	2,922
CAVD Unit, net	49,996	64,999
BORS/Plasma Equipment, net	24,000	27,600
Total Property and Equipment	76,066	95,521

OTHER ASSETS
CAVD Technology	1	645,667
Plasma/BORS Technology	2	300,000
New Green Technology	1	12,000
Spur Ranch Intangibles	100,000	-
Marketable Securities - Available for Sale	50,000	-
Total Other Assets	150,004	957,667

Total Assets	$226,070	$1,055,692

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$135,988	$142,828
Accrued Liabilities	237,023	282,000
Current Portion Notes Payable – Related Parties	75,000	75,000
Accrued Interest	7,600	-
Accrued Interest – Related Party	78,425	64,925
Total Current Liabilities	534,036	564,753

OTHER LIABILITIES
Notes Payable:
Related Parties	207,249	204,730
Other	42,500	50,000
Due to Related Parties	42,966	2,500
Total Other Liabilities	292,715	257,230
Total Liabilities	826,751	821,983

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, [1] $.001 par value, 200,000,000 Shares Authorized 11,142,216 and 28,298 Issued and Outstanding Respectively	151,862	99,044
Preferred Stock, $.001 par value, 70,000,000 Shares Authorized 29,517 Issued and Outstanding	29	29
Additional Paid - in Capital	19,802,312	18,349,471
Total Capital Stock	19,954,203	18,448,544

Accumulated Deficit	(19,544,884)	(18,214,835)
Deferred Compensation	(1,010,000)	-
Total Stockholders' Equity (Deficit)	(600,681)	233,709

Total Liabilities & Equity (Deficit)	$226,070	$1,055,692

See accompanying notes to the unaudited condensed financial statements which are an integral part of these financial statements.

The balance sheet of December 31, 2009 was taken from the audited financial statements of that date.
[1] Common Shares Issued and Outstanding have been adjusted for a 1:3,500 reverse stock split with an effective date of August 25, 2010

SPUR RANCH, INC.
Formerly Known As
New Green Technologies, Inc.

UNAUDITED
STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009	Accumulated from Date of Inception through September 30, 2010
Net Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
Selling, General & Administrative Expenses	64,975	160,270	266,541	581,235	15,043,378
Research And Development	-	-	-	-	1,374,586
Loss from Operations	(64,975)	(160,270)	(266,541)	(581,235)	(16,417,964)
Loss on Sale of Securities	-	-	-	-	697,237
Permanent Impairment Writedown on Marketable Securities	-	-	-	-	1,112,309
Impariment of Long-Lived Intangible Assets	-	-	957,663	-	957,663
Interest Expense	8,143	13,250	105,845	68,917	359,711
Net Loss	$(73,118)	$(173,520)	$(1,330,049)	$(650,152)	$(19,544,884)
Basic Net Loss Per Common Share	$(0.01)	$(7.87)	$(0.53)	$(47.19)
Diluted Net Loss Per Common Share	$(0.01)	$(7.87)	$(0.53)	$(47.19)
Weighted Average of Common Shares Outstanding	7,432,424	22,056	2,498,642	13,777

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements.

SPUR RANCH, INC.
Formerly Known As
New Green Technologies, Inc.

UNAUDITED
STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Accumulated from Date of Inception through September 30, 2010
OPERATING ACTIVITIES
Net Loss	$(1,330,049)	$(650,152)	$(19,544,884)
Adjustments To Reconcile Net Loss to Cash Provided by (Used by) Operating Activities:
Depreciation	19,653	19,653	86,096
Amortization of Debt Discount	-	-	40,000
Issuance of Common Shares for Rent	-	-	9,100
Issuance of Common Shares for Services	356,760	306,183	12,312,200
Issuance to Regent	-	-	839,232
Issuance of Common Shares for Interest	-	-	10,666
Loss on Sale of Securities	-	-	697,237
Loss on Investment	-	-	202,537
Impariment of Long-Lived Intangible Assets	957,663	-	957,663
Permanent Impairment Writedown on Marketable Securities	-	-	903,468
Changes in Operating Assets and Liabilities
Accounts Payable	(5,591)	(104,213)	83,929
Interest Expense/Accrued Interest-Related Parties	21,100	68,917	228,222
Stock Loans Receivable	-	-	7,000
Accrued Liabilities	(57,325)	234,100	1,046,009
Due to Related Parties	32,000	-	(17,000)
Cash Provided by (Used by) Operating Activities	(5,789)	(125,512)	(2,138,525)

INVESTING ACTIVITIES
Purchase of Fixed Assets	(201)	-	(24,082)
Cash Proceeds on Sale of Marketable Securities	-	-	201,208
Loss on Langley	-	-	6,304
Employee Advances	-	-	(300,000)
Licensing Fee	-	-	(4,500)
Investment in SEP	-	-	(50,000)
Cash Used By Investing Activities	(201)	-	(171,070)

FINANCING ACTIVITIES
Proceeds from notes payable	10,986	121,032	549,998
Net Proceeds From Shareholder Advances	(7,500)	-	1,726,241
Stock Subscription	-	-	45,000
Cash Provided By Financing Activities	3,486	121,032	2,321,239
(Decrease) in Cash and Cash Equivalents	(2,504)	(4,480)	-

CASH AND CASH EQUIVALENTS, beginning of period	2,504	4,480	-
CASH AND CASH EQUIVALENTS, end of period	$-	$-	$-

Supplemental schedules of non-cash and investing activities
and financing activities:

Issuance of restricted common stock for
deferred dompensation	1,010,000	-	1,010,000

Issuance of restricted common stock for
intangibles	100,000	-	100,000

Issuance of restricted common stock for
marketable Securities - available for sale	50,000	-	50,000

See accompanying notes to unaudited condensed financial statements which are an integral part of these financial statements.

SPUR RANCH, INC.
Notes to Financial Statements
September 30, 2010

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

Since inception we have incurred significant losses and have an accumulated deficit in our retained earnings of $19,544,884. As of September 30, 2010 we have $0.00 in cash and cash equivalents. We are undergoing a shift in our business strategy and currently do not have sufficient funds to execute this strategy. We will need to raise additional funds and we cannot be certain that additional financing will be available at terms satisfactory to us or at all. These financial statements do not include any adjustments to reflect this uncertainty.

On October 21, 2010 we changed our trading symbol to “SPRA” which more closely reflects our core business and new company name. We are currently publicly traded on the OTC bulletin board.

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
September 30, 2010

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

On July 23, 2010 the Company’s Board of Directors and a majority of its shareholders voted to change its name to “Spur Ranch” and subsequently filed an application with FINRA to change its trading symbol. On October 21, 2010 our trading symbol was changed to “SPRA.”

Recent Events:

In August of 2010, the Company adopted a new business plan whereby the Company intends to diversify its business into other areas which, in its belief, can provide the opportunity to create near term revenue.

Pursuant to a this newly adopted business plan, the Company will add to its operational strategy the acquisition and development of real estate, and real estate related to equestrian communities as well as equestrian and polo related media, events, technologies, and game development. It is the intent of the Company to develop these properties internationally, using alternative energy technologies to create sustainable residential and leisure environments related to the equestrian marketplace. The Company intends to establish these businesses under the brand “Spur Ranch” to which it is changing its name to reflect this new business.

On July 23, 2010 the Board of Directors accepted the resignation of Mr. George Ring as the Company’s Chief Executive Officer and nominated Mr. Andrew Stack (age 39) to this position. Mr. Jeremy G. Stobie (age 34) assumed the position of Chief Financial Officer (CFO). There were no material disagreements or matters between any of the Parties.

On July 23, 2010 the Board of Directors and a Majority of the Company’s shareholders approved a 1:3,500 reverse stock split of the Company’s common shares which was effective on August 25, 2010.  This reduced the total outstanding common shares immediately after the split from 147,756,000 to 42,216. The Company’s authorized shares of 200,000,000 and par value of .001 was not affected by the reverse split.

On August 26, 2010 the Company entered into an asset contribution agreement with William Andrew Stack, Jeremy Stobie and John Stanton to acquire all of the intellectual and actual property related to the “Spur Ranch” equestrian line of business. These assets included: Spur Ranch Logo, Spur Ranch Enterprise Development Plan, Spur Ranch Development Conceptuals, Spur Ranch Lakecliff Plans and Platting, Architectural Renderings, Spur Ranch Opportunities, Inside Polo Trailers and Footage, Polo Photographs and Media (collectively the “Spur Intangibles”). Management believes that the cost basis for this property was in excess of $300,000, however, due to the special use of some of the intangibles, Management elected to record the total value as $100,000. 1,000,000 shares of the total issuance of 11,100,000 were recorded for financial statement purposes in exchange for the contribution of the Spur Intangibles, which reflected a transaction price of $0.10 per share.

For financial statement purposes Management recorded the issuance of 10,100,000 shares to the parties as deferred compensation and deferred Director’s fees. The shares were granted to the parties, but are subject to substantial forfeiture in the event that the parties (individually) resign from the Company, or are terminated from employment and from their board duties as the result of a vote of the Board of Directors within a 36 month period.

In the event of termination or separation the employee or director may purchase his shares for $0.10 or tender them back to the Company (“the Termination Forfeiture”). This Termination Forfeiture is effective for a 48 month period from the date of issuance, and is released beginning the 12th month from issuance, ratably over a 36 month period. Management will record an expense to compensation over this three year period, ratably over expiration of the Termination Forfeiture period.

SPUR RANCH, INC.
Notes to Financial Statements
September 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFCANT ACCOUNTING POLICIES - continued

Deferred compensation liability of $1,010,000 was recorded on the balance sheet which shall be amortized over the expiration of the Termination Forfeiture period, with a corresponding expense on the income statement, beginning on the 13th month from the date of issuance. The effective share price for this deferred compensation issuance was $0.10 which management believes reflects the value of the Company’s restricted stock on the date of issue which is supported by current trading activity.

As a result of the two transactions above the following shares of restricted common stock was issued to the following persons:

Restricted Common
Shares Issued
Mr. Andrew Stack	5,600,000
Mr. John Stanton	2,750,000
Mr. Jeremy G. Stobie	2,750,000
Total	11,100,000

             Total Amount Recorded on Balance Sheet as long lived intangible with relation to this contribution: $100,000

             Total Amount Recoded on Balance Sheet as Deferred Compensation: $1,010,000

Immediately after the asset contribution agreement the total issued and outstanding shares of common stock was 11,142,216

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The balance sheet at December 31, 2009 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

As of September 30, 2010 the Company has $50,000 of available for sale marketable securities, based the exchange price for these shares ($0.10 per share of Spur Ranch Common Stock).  These securities are freely traded but the issuer is subject to a DTC chill which means that the securities cannot be currently deposited into the DTC system, and therefore have been recorded at a significant discount. The quoted price of these securities is $500,000. Management expects that this DTC chill may be resolved inthe next 12 months, and at that time that they are eligible for DTC transfer, the Company will begin to sell these  securities to fund operations, development, and or acquisitions of real property.  This discount more fairly reflects the exchange value of the Spur Ranch restricted common stock at $0.10 per share.

SPUR RANCH, INC.
Notes to Financial Statements
September 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFCANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

As of September 30, 2010 the Company only has no cash or cash equivalents.

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

The Company currently has insufficient cash to meet its short and long term obligations and will require financing. The Company’s marketable securities cannot be currently deposited into the DTC system and sales of these securities may not be relied upon in the short term. Unless the Company is able to secure additional financing or investment it will not be able to meet its known or reasonably likely future cash requirements it will not be able to continue to operate and may result in a total loss to its Shareholders. The Company is currently seeking capital to launch its new business plan, however, the ability of the Company to secure such capital is not certain.

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.  The Company has not experienced any loss in such accounts.  There were no bank balances exceeding insured limits at September 30, 2010 and December 31, 2009.

The Company has no accounts receivables or notes or loans receivable as September 30, 2010.

Revenue

Revenues are recognized when services are rendered to customers, or when products have been sold to customers, and when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exists and collectability is reasonably assured.

There was no revenue generated during the three and nine months ended September 30, 2010 and 2009.

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to ASC 740-10 “Income Taxes”.  Deferred income taxes, if any, are recorded, using enacted tax rates expected to apply, to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Loss Per Share

The Company calculates earnings per share in accordance with ASC 260 "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). This calculation has been adjusted for the 1:3,500 reverse stock split that occurred on August 25, 2010. The computation of Basic EPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common sharesduring the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

SPUR RANCH, INC.
Notes to Financial Statements
September 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFCANT ACCOUNTING POLICIES - continued

The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  A total of 600 warrants to purchase shares of common stock were outstanding and excluded from the loss per share calculation at September 30, 2010.

Comprehensive Income or Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Through September 30, 2010, there are no components of comprehensive loss which are not included in net loss; therefore, a separate statement of comprehensive loss has not been presented. Comprehensive loss for three and nine months ended September 30, 2010 was $73,118and $1,330,049 respectively.

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

The Company recognized $0. and $120,000 of stock based compensation expenses for the 3 months and 9 months ended September 30, 2010 respectively.

Stock Compensation was paid to the following officers and directors during the third quarter in the following amounts:

	Original Compensation For the Quarter Ended	Actual Stock Based Compensation (Based on Closing Share Price as of Issue Date)	Shares Issued
Andrew Stack, CEO, Dir.	$20,000	None	None
Jeremy Stobie, CFO, Dir.	$12,000	None	None

Deferred Stock Compensation was paid to the following officers and directors during the third quarter in the following amounts:

	Original Compensation For the Quarter Ended	Deferred Stock Compensation (Based on Effective Issue Price)	Shares Issued
Andrew Stack, CEO, Dir.	$20,000	$509,550	5,095,496
Jeremy Stobie, CFO, Dir.	$12,000	$250,225	2,502,252
John Stanton, Dir.	$0	$250,225	2,502,252

Management recorded the issuance of 10,100,000 shares to the parties as deferred compensation and deferred Director’s fees. The shares were granted to the parties, but are subject to substantial forfeiture in the event that the parties (individually) resign from the Company, or are terminated from employment and from their board duties as the result of a vote of the Board of Directors within a 36 month period.

In the event of termination or separation the employee or director may purchase his shares for $0.10 or tender them back to the Company (“the Termination Forfeiture”). This Termination Forfeiture is effective for a 48 month period from the date of issuance, and is released beginning the 12th month from issuance, ratably over a 36 month period. Management will record an expense to compensation over this three year period, ratably over expiration of the Termination Forfeiture period.

SPUR RANCH, INC.
Notes to Financial Statements
September 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFCANT ACCOUNTING POLICIES - continued

A deferred compensation liability of $1,100,000 was recorded on the balance sheet which shall be amortized over the expiration of the Termination Forfeiture period, with a corresponding expense on the income statement, beginning on the 13th month from the date of issuance. The effective share price for this deferred compensation issuance was $0.10.

The Company does not currently have an employee stock ownership plan (ESOP).

Investments

Management reviews its investments, with the exception of financial instruments, at least annually and makes appropriate adjustments.

Advertising

The Company expenses advertising costs as incurred. The Company had no advertising expense in the three and nine months ended September 30, 2010 and 2009.

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

NOTE 2 - GOING CONCERN CONSIDERATION

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three and nine months ended September 30, 2010, the Company reported net losses of $73,118 and $1,330,049, respectively.

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

SPUR RANCH, INC.
Notes to Financial Statements
September 30, 2010

NOTE 3 - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2010, former officers and directors of the Company received approximately 5,760 shares as compensation for their services, no stock was issued for services in the 3rd Quarter. These shares were issued to Mr. George Ring, the Company’s former CEO and Mr. John Stanton, the Company’s Director. A related expense for these issuances was recorded.

	Original Compensation For the Second Quarter	Actual Stock Based Compensation (Based on Closing Share Price as of Issue Date)	Shares Issued
George Ring, Former CEO	$30,000	$50,000	2,304
John Stanton, Dir.	$45,000	$75,000	3,456

No shares for services were issued during the three month period ending September 30, 2010.

We borrow funds from officers and stockholders from time to time. Five individuals have advanced the Company money forgeneral and administrative expenses: Kenneth Brown, a Past President; James Baker, a former Director; James Thomas, a former Director; Andrew Stack, a current director and CEO; and Jeremy Stobie a current Director and CFO [SEE NOTE 9].

As of September 30, 2010, Mr. Thomas is owed a total of $45,000 of which is covered by a promissory note, Mr. Baker is owed $150,000 plus interest, and Mr. Brown is owed $2,500.  During the three and nine month periods ended September 30, 2010, 3,454 shares were issued to Bulovatech, for settlement of note payable in the amount of $37,481. Bulovatech is controlled by Mr. John Stanton, a Director of the Company. During the period beginning August 10, 2010 through September 30, 2010, Mr. Stobie advanced the Company $8,465 which was repaid in full on October 15, 2010, and Mr. Stack advanced the Company less than $1,000 which was repaid in full in October 2010. Mr. Stobie, through an affiliated entity Urbina & Company of Central Texas provided $7,150 of accounting services for the Company, which has not been paid as of the date of this report and is reflected in Accounts Payable.

There are no repayment terms specified for these notes except for Mr. Baker’s note which matures in full in 2012 and 20% annually if he so requests. The 20% portion for 2010 is shown as a current liability. As such, we have classified the balance of the loans as other liabilities.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company’s Articles of Incorporation authorize the issuance of up to 200,000,000 shares of common stock, with a par value of $.001 and the issuance of up to 70,000,000 shares of preferred stock, with a par value of $.001.  On March 31, 2008 the Company authorized a 1:30 reverse of both its Common and Preferred shares. On July 23, 2010 the Company authorized a 1:3,500 reverse stock split for its Common shares. The Split was effective on August 25, 2010.

For the three months ended June 30, 2010, former officers and directors of the Company, Mr. George Ring and Mr. John Stanton received approximately 5,760 shares as compensation for their services. For the three months ended September 30, 2010 no shares were issued for services.

The Company as of September 30, 2010, had 11,142,216 common shares issued and outstanding

The Company as of September 30, 2010 has 29,517 preferred shares issued and outstanding.

COMMON STOCK

During the year, the Company engaged in various transactions affecting stockholders’ equity, as follows:

The Company issues shares of common stock from time to time to compensate consultants as consideration for services rendered.

These shares are valued at the trading value on the date of grant or per contract. For the three and nine month periods ended September 30, 2010, a total of 0 and 449 (as adjusted for the 1:3,500 reverse stock split that occurred on August 25, 2010) shares of common stock, respectively, were issued to consultants as payment for services totaling $9,000.

For the nine month period ended September 30, 2010, 2,407 and 3,683 shares of common stock (as adjusted for the 1:3,500 reverse stock split that occurred on August 25, 2010) were issued, respectively, as repayment for Notes Payable. Notes Payable are interest bearing and the interest is prepaid by discounted stock valued as of the issuance date of the Note. Pursuant to the terms of the Note, if the Note cannot be repaid within a specified time period, then restricted shares are issued to the lender equal to the amount of the Note. The shares are discounted approximately 50% as an inducement. A corresponding interest expense of was recorded for the below market portion of the conversion.

SPUR RANCH, INC.
Notes to Financial Statements
September 30, 2010

NOTE 5 – COMMON AND PREFERRED STOCK – continued

The amount of stock issued in relief of Notes payable included 837 shares to Asher Enterprises Inc. (“Asher”) for a value of $7,500 (this number of shares was adjusted for the reverse stock split which occurred on August 25, 2010.  On December 15, 2009 the Company entered into a Secured Convertible Note for $50,000 with Asher at an interest rate of 8%. The Transfer Agent (Island Stock Transfer) was instructed as a part of the Agreement, to reserve 4,983 common shares (as adjusted for the 1:3,500 reverse stock split that occurred on August 25, 2010). A corresponding interest expense was recorded for the below market portion of the conversion.

For the nine month period ended September 30, 2010, 7,645 shares of common stock (as adjusted for the 1:3,500 reverse stock split that occurred on August 25, 2010)  were issued, as payment for services rendered from related parties.  Total value of the stock issued was $199,962. These issuances, all of which occurred prior to August 25, 2010 were reflected at the then trading value on the date of issuance for services in accordance with Company policy with the discount or premium reflected.

For the three and nine months ended September 30, 2010, 11,100,000 shares were issued in accordance with an asset contribution agreement, and for deferred compensation, by and between the company and Mr. Andrew Stack, Mr. John Stanton and Mr. Jeremy Stobie. This asset contribution was recorded at $100,000, and the deferred compensation liability was recorded at $1,100,000, which was the effective price of $0.10 for the Company’s restricted common stock. The Company’s securities are quoted on the over the counter bulletin board, however, they have not been actively traded since the 1:3,500 reverse split that occurred on August 25, 2010.

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

As of September 30, 2010 and December 31, 2009, there were 29,517 shares of preferred outstanding.

There were $0 and $1,890 in unpaid and undeclared cumulative dividends accrued during the three and nine month periods ended September 30, 2010, respectively. Total cumulative dividends unpaid and undeclared as of September 30, 2010 are $481,996.

NOTE 6 - PROPERTY AND EQUIPMENT

Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets of 3 to 5 years. Depreciation expense for the three months ended September 30, 2010 and 2009 was $6,551 and $6,551, respectively. For the nine months ended September 30, 2010 and 2009, depreciation expense was $19,653 and $19,653, respectively.  Property and equipment consisted of the following at September 30, 2010:

SPUR RANCH, INC.
Notes to Financial Statements
September 30, 2010

NOTE 6 - PROPERTY AND EQUIPMENT - continued

	June 30, 2010

	Cost	Accumulated Depreciation

CAVD Unit	$100,000	$50,004
BORS/ PLASMA EQUIPMENT	36,000	12,000
Computers and Equipment	41,266	39,196
Total	$177,266	$101,200

NOTE 7 – INTANGIBLES AND ASSET IMPAIRMENT

We evaluate our long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amount of such assets exceeds the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value

As a result of continuing challenges in the deployment and sale of the Company’s technologies as well as a new business focus by the Company’s Management and Board of Directors, the Company reviewed its inputs used to determine the fair value of several of its long-lived intangibles.

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

Balances as of September 30, 2010 and December 31, 2009 are as follows:

	30-Jun-10	31-Dec-09

CAVD TECHNOLOGY	$1	$645,667
BORS/PLASMA TECHNOLOGY	2	300,000
New Green Technologies	1	12,000
Total	$4	$957,667

SPUR RANCH, INC.
Notes to Financial Statements
September 30, 2010

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

An impairment expense of $645,666 was recognized on June 30, 2010, as an operating expense.

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

An impairment expense of $149,999 was recognized on June 30, 2010, as an operating expense.

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

An impairment expense of $149,999 was recognized on June 30, 2010, as an operating expense.

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

An impairment expense of $11,999 was recognized on June 30, 2010, as an operating expense.

On August 26, 2010 the Company entered into an asset contribution agreement with William Andrew Stack, Jeremy Stobie and John Stanton to acquire all of the intellectual and actual property related to the “Spur Ranch” equestrian line of business. These assets included: Spur Ranch Logo, Spur Ranch Enterprise Development Plan, Spur Ranch Development Conceptuals, Spur Ranch Lakecliff Plans and Platting, Architectural Renderings, Spur Ranch Opportunities, Inside Polo Trailers and Footage, Polo Photographs and Media (collectively the “Spur Intangibles”).

SPUR RANCH, INC.
Notes to Financial Statements
September 30, 2010

NOTE 7 – INTANGIBLES AND ASSET IMPAIRMENT – continued

Management believes that the cost basis for this property was in excess of $300,000, however, due to the special use of some of the intangibles, Management elected to record the total value as $100,000. 1,000,000 shares of the total issuance of 11,100,000 were recorded for financial statement purposes in exchange for the contribution of the Spur Intangibles, which reflected a transaction price of $0.10 per share.

NOTE 8 - STOCK OPTIONS

There were no stock options granted nor were there any pro forma effect of the vesting of options granted in the three and nine month periods ended September 30, 2010 or in the year ended December 31, 2009.

NOTE 9 - SHAREHOLDER LOANS

As of September 30, 2010 and December 31, 2009, the Company had outstanding loans from two former directors who are also shareholders totaling $195,000, one current officer and director for $8,465, and one current officer and director for less than $1,000. The loan for $150,000 is a five year note with a maturity of August 2012.  It has annual options for the note maker to receive up to 20 percent repayment if he elects.  The second loan of $45,000 is evidenced by a promissory note with no repayment date. The third loan, which was a series of advances made to the Company for the payment of operating expenses by Mr. Stobie, was fully repaid on October 15, 2010.  The fourth loan, which was a series of advances made to the Company for the payment of operating expenses by Mr. Stack was fully repaid in October 2010.

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

On June 11, 2010 the Company received notice of a lawsuit which was filed in the State of Florida against the Company.  The Plaintiff in the case is William Maloney, Chapter 11 Trustee v. New Green Technologies, Inc. f/k/a Renewable Energy Resources, Inc., U.S. Sustainable Energy Corporation, and U.S. Energy Initiatives Corporation Case 8:10-ap-00790-MGW.  Mr. Maloney is seeking to recover fraudulent transfers, for breach of contract, and for unjust enrichment.  Management intends to defend this lawsuit, provided that is has funds sufficient to pay for the defense. In the event that this litigation is lost by the Company, it will lose a significant amount of its assets which will have a material and adverse affect on its financial condition.

NOTE 11 – COMMITMENTS CONTINGENCIES

Employment Agreements

The Company has retained a new CEO, W. Andrew Stack, and a new CFO Mr. Jeremy G. Stobie. Employment agreements for both officers are currently being negotiated. Due to the poor financial condition of the Company both officers agreed to begin working immediately without a cash payment or contract, pending however, that such contract negotiations are resolved prior to November 30, 2010. The provisions of the individual agreements being discussed currently (these have not been adopted) are as follows:

SPUR RANCH, INC.
Notes to Financial Statements
September 30, 2010

NOTE 11 – COMMITMENTS CONTINGENCIES - continued

	Position	Estimated Contract Date	Term	Salary	Options	Price	Vesting
Mr. W. Andrew Stack	CEO	11/30/2010	3-Year	$180,000	Unknown	Unknown	Unknown
Mr. Jeremy G. Stobie	CFO	11/30/2010	3-Year	$100,000	Unknown	Unknown	Unknown

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

NOTE 12 – SUBSEQUENT EVENTS

Proceeds from Related Party Loan

On October 15, 2010, Spur Ranch received loan proceeds of $45,000 from China Mezzanine, Inc. an interim lender. China Mezzanine, Inc. is owned and controlled by Mssrs. W. Andrew Stack and Jeremy Stobie. The terms of the loan provide for 18% annual interest, as well as 150,000 shares of restricted common stock as inducement to make the loan. The issuance of these shares will be recorded at fair value on the date of issuance. The maturity date for the loan is May 15, 2011.

Change of Trading Symbol

On October 21, 2010 our trading symbol was changed to “SPRA.”

Material Contract

On October 29, 2010, Spur Ranch Holdings, Inc. as wholly owned subsidiary of Spur Ranch, Inc. entered into a contract to acquire a 14.62 acre tract, with improvements, in Spicewood Texas. The Company deposited $7,000 as earnest money and will be required to deposit an additional escrow deposit of $60,500 on or before November 30, 2010. The total purchase price for the property will be $650,000, plus closing costs and accrued property taxes.

Debt Conversions and Issuance of Stock

On October 12, 2010 a non-affiliate debt holder converted $67,500 of debt into 600,000 shares of the Company’s common stock. Such conversion was affected at a below market price as an incentive to convert into equity. The conversion price was separately negotiated with the debt holder and the share price at conversion was arrived at as a result of these negotiations.

On October 21, 2010 a non-affiliate debt holder converted $25,000 of debt into 600,000 shares of the Company’s common stock. Such conversion was affected at a below market price as an incentive to convert into equity. The conversion price was separately negotiated with the debt holder and the share price at conversion was arrived at as a result of these negotiations. The conversion price was materially different from the conversion which occurred on October 12, 2010 as the debt holder was not confident in the Company’s share price and was not as agreeable to convert his debt into equity.

Related Party Stock Issuance

On November 1, 2010 the Company issued 150,000 shares of restricted common stock to China Mezzanine in accordance with a loan agreement. China Mezzanine is an entity beneficially owned and controlled by Mssrs. W. Andrew Stack and Jeremy Stobie.

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

Since inception we have incurred significant losses and have an accumulated deficit in our retained earnings of ($19,544,884). As of September 30, 2010 we haveno cash and cash equivalents.  We are undergoing a shift in our business strategy and currently do not have sufficient funds to execute this strategy. We will need to raise additional funds and we cannot be certain that additional financing will be available at terms satisfactory to us or at all. These financial statements do not include any adjustments to reflect this uncertainty.

We are a publicly traded company listed on the OTC Bulletin Board under the symbol “SPRA.”

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

On July 23, 2010 the Company’s Board of Directors and a majority of its shareholders voted to change its name to “Spur Ranch” and subsequently filed an application with FINRA to change its trading symbol. On October 21, 2010 our trading symbol was changed to “SPRA.”

Recent Events:

In July of 2010, the Company adopted a new business plan whereby the Company intends to diversify its business into other areas which, in its belief, can provide the opportunity to create near term revenue.

Pursuant to a this newly adopted business plan, the Company will add to its operational strategy the acquisition and development of real estate, and real estate related to equestrian communities as well as equestrian and polo related media, events, technologies, and game development. It is the intent of the Company to develop these properties internationally, using alternative energy technologies to create sustainable residential and leisure environments related to the equestrian marketplace. The Company intends to establish these businesses under the brand “Spur Ranch” to which it is changing its name to reflect this new business

On July 23, 2010 the Board of Directors accepted the resignation of Mr. George Ring as the Company’s Chief Executive Officer and nominated Mr. Andrew Stack (age 39) to this position. Mr. Jeremy G. Stobie (age 34) assumed the position of Chief Financial Officer (CFO). There were no material disagreements or matters between any of the Parties.

On July 23, 2010 the Board of Directors and a Majority of the Company’s shareholders approved a 1:3,500 reverse stock split of the Company’s common shares which was effective on August 25, 2010.

On August 26, 2010 the Company entered into an asset contribution agreement with William Andrew Stack, Jeremy Stobie and John Stanton to acquire all of the intellectual and actual property related to the “Spur Ranch” equestrian line of business. These assets included: Spur Ranch Logo, Spur Ranch Enterprise Development Plan, Spur Ranch Development Conceptuals, Spur Ranch Lakecliff Plans and Platting, Architectural Renderings, Spur Ranch Opportunities, Inside Polo Trailers and Footage, Polo Photographs and Media (collectively the “Spur Ranch Intangibles”). Management believes that the cost basis for this property was in excess of $300,000, however, due to the special use of some of the intangibles, Management elected to record the total value as $100,000. 1,000,000 shares of the total issuance of 11,100,000 were recorded for financial statement purposes in exchange for the contribution of the Spur Intangibles, which reflects a transaction price of $0.10 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

For financial statement purposes Management recorded the issuance of 10,100,000 shares to the parties as deferred compensation and deferred Director’s fees. The shares were granted to the parties, but are subject to substantial forfeiture in the event that the parties (individually) resign from the Company, or are terminated from employment and from their board duties as the result of a vote of the Board of Directors within a 36 month period.

In the event of termination or separation the employee or director may purchase his shares for $0.10 or tender them back to the Company (“the Termination Forfeiture”). This Termination Forfeiture is effective for a 48 month period from the date of issuance, and is released beginning the 12th month from issuance, ratably over a 36 month period. Management will record an expense to compensation over this three year period, ratably over expiration of the Termination Forfeiture period.

A deferred compensation liability of $1,010,000 was recorded on the balance sheet which shall be amortized over the expiration of the Termination Forfeiture period, with a corresponding expense on the income statement, beginning on the 13th month from the date of issuance. The effective share price for this deferred compensation issuance was $0.10.

As a result of the two transactions above the following shares of restricted common stock was issued to the following persons:

Restricted Common
Shares Issued
Mr. Andrew Stack	5,600,000
Mr. John Stanton	2,750,000
Mr. Jeremy G. Stobie	2,750,000
Total	11,100,000

             Total Amount Recorded on Balance Sheet as long lived intangible with relation to this contribution: $100,000

             Total Amount Recoded on Balance Sheet as Deferred Compensation liability: $1,010,000

Immediately after the asset contribution agreement the total issued and outstanding shares of common stock was 11,142,216.

On October 21, 2010 we changed our trading symbol to “SPRA” which more closely reflects our core business and new company name.

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

RESULTS OF OPERATIONS

Our operations during the first 7 months of 2010 as well as in 2009 concentrated on gaining new renewable energy technologies which were at or close to commercial applications, sales and revenue, as well as concentrating on moving the existing Energy Commander technology into a position where it could be commercially operable, with no or little funding from the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenue for the three and nine month periods ended September 30, 2010 and 2009 was $-0-.

General and administrative expenses for the three months ended September 30, 2010 of $64,975 decreased by $95,295 compared to the general and administrative expenses for the three months ended September 30, 2009 which were $160,270. The decrease was primarily due to a decrease in management related compensation and services.  General and administrative expenses for the nine months ended September 30, 2010 of $266,541 decreased by $314,694 compared to the general and administrative expenses for the nine months ended September 30, 2009, which were $581,235.  The decrease is primarily due to a decrease in management compensation and services.

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

The Company currently has $50,000  in available for sale marketable securities, while freely traded, these securities are currently subject to a DTC chill which means that they cannot be readily deposited into street name and sold electronically. Therefore, the Company cannot rely on any sales of these securities in the near future to meet operational and developmental needs.

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

Our operating activities provided or( used )cash in the amount of $5,311 for the nine month period ended September 30, 2010 compared with ($125,512) for same prior period of the prior year. The cash provided by operations in 2010 of $5,311 was actually provided by a change in accrued liabilities, such cash provision was not from actual operations as the Company has no revenue. We will need additional private placements, debt financing or equity investment in order to participate fully and at the levels intended. There can be no assurance that any of the plans developed will produce cash flows sufficient to ensure long-term viability. The Company has incurred additional deficits in cash flow from operating activities. These deficits have been funded from loans from significant shareholders.

The cash provided by financing activities was $503,486 for the nine months ended September 30, 2010 compared with $121,032 for the nine months ended September 30, 2009. $50,000 of the financing activities was non-cash and was recorded as the result of the share contribution of the marketable securities on September 30, 2010, which $50,000 in available for sale marketable securities were received by the Company in exchange for 500,000 shares of the Company restricted common stock.

The table below presents a summary of our cash flows for the nine months ended September 30, 2010 and September 30, 2009:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net cash provided by (used in) operating activities	$5,311	$(125,512)
Net cash provided by (used by) investing activities	$(511,301)	$0
Net cash provided by (used by) financing activities	$503,486	$121,032
Net increase (decrease) in cash and cash equivalents	$(2,504)	$(4,480)

ACCOUNTS PAYABLE

Some of our accounts payable are owed to related parties. The table below sets forth the amounts owed to related parties as a component of accounts payable:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Amount as of September 30, 2010
Total Accounts Payable	$135,988
Due to Related Parties	$4,500
Due to George Ring, former CEO	$4,500
Due to Affiliated Entity of Jeremy Stobie	$7,150

ACCRUED LIABILITES

A high concentration of our accrued liabilities is owed to related parties. The table below sets forth amounts owed to related parties as a component of accrued liabilities.

Amount as of September 30, 2010
Total Accrued Liabilities	$237,023
Due to Related Parties:	$110,023
Due to Bulova Technologies, controlled by John Stanton, Dir.	$110,023

SUBSEQUENT EVENTS

Proceeds from Related Party Loan

On October 15, 2010, Spur Ranch received loan proceeds of $45,000 from China Mezzanine, Inc. an interim lender. China Mezzanine, Inc. is owned and controlled by Mssrs. W. Andrew Stack and Jeremy Stobie. The terms of the loan provide for 18% annual interest, as well as 150,000 shares of restricted common stock as inducement to make the loan. These shares will be recorded at fair value for the securities issued. The maturity date for the loan is May 15, 2010.

Change of Trading Symbol

On October 21, 2010 our trading symbol was changed to “SPRA.”

Material Contract

On October 29, 2010, Spur Ranch Holdings, Inc. as wholly owned subsidiary of Spur Ranch, Inc. entered into a contract to acquire a 14.62 acre tract, with improvements, in Spicewood Texas. The Company deposited $7,000 as earnest money and will be required to deposit an additional escrow deposit of $60,500 on or before November 30, 2010. The total purchase price for the property will be $650,000, plus closing costs and accrued property taxes.

Debt Conversions and Issuance of Stock

On October 12, 2010 a non-affiliate debt holder converted $67,500 of debt into 600,000 shares of the Company’s common stock. Such conversion was affected at a below market price as an incentive to convert into equity. The conversion price was separately negotiated with the debt holder and the share price at conversion was arrived at as a result of these negotiations.

On October 21, 2010 a non-affiliate debt holder converted $25,000 of debt into 600,000 shares of the Company’s common stock. Such conversion was affected at a below market price as an incentive to convert into equity. The conversion price was separately negotiated with the debt holder and the share price at conversion was arrived at as a result of these negotiations. The conversion price was materially different from the conversion which occurred on October 12, 2010 as the debt holder was not confident in the Company’s share price and was not as agreeable to convert his debt into equity.

Related Party Stock Issuance

On November 1, 2010 the Company issued 150,000 shares of restricted common stock to China Mezzanine in accordance with a loan agreement. China Mezzanine is an entity beneficially owned and controlled by Mssrs. W. Andrew Stack and Jeremy Stobie.

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

RISKS and UNCERTAINTIES

Going Concern

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the three and nine months ended September 30, 2010, the Company reported net losses of $73,118 and $1,330,049, respectively.

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

These factors indicate that the Company may be unable to continue as a going concern unless additional capital is secured.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Implementation of Business Strategy Dependent on Additional Financing

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

Development Stage Company

We are a development stage company with no revenues. From our inception we have incurred significant net losses and expect to continue to incur substantial and possibly increasing net losses due to the restructuring of our business plan. Our operating losses have had, and will continue to have an adverse impact on our working capital, total assets and shareholder’s equity.  There is no assurance that our activities will be profitable or will ever generate profits or cash flows. The likelihood of our success must also be considered in light of the problems, expenses, difficulties, complications, delays and all of the inherent risks frequently encountered in the formation and operation of a relatively new business. Management believes that any investment in our Company carries a high degree of risk for total loss such investment.

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

Stock Price

Our common stock is quoted on the Over the Counter Bulletin Board. Since trading in our common stock began, trading has been sporadic, trading volumes have been widely variable (low or non-existent on some days and very large on others) and the market price has been very volatile. The closing price as of October 29, 2010 was $1.25 with no volume, subsequent to the financial statement date the Company’s stock began to more actively trade in the range of $0.14 to $0.10, which Management believes is a more reliable indication of the Company’s stock price. The Company does not believe that the Company’s current stock price of $1.25 is a reliable indicator of the Company’s value. The Company’ common stock currently has very little or no transaction volume and an active market for the Company’s common stock does not currently exist, as a result of this market environment, when the Company endeavors to facilitate current debt holders to convert their debt to equity, these transactions are generally executed at prices significantly below the stock’s quoted price. Stock compensation related to services is recorded on the Company’s financial statements at the current quoted price at the date of issue. Current quotations are not a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

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

OFF BALANCE SHEET ARRANGEMENTS

For the period ended September 30, 2010, we did not engage in any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposures are related to our cash and cash equivalents and marketable securities. Cash and cash equivalents are invested in highly liquid short term investments with maturities less than three months as of the date of purchase. We are exposed to market risk from changes in market prices related to our investments in marketable securities. Changes in interest rates affect the investment income we could earn on our investments and, therefore, impact our cash flows and results of operations. As of September 30, 2010, we held $500,000 in marketable securities, which price was established by market quotation. The Continued value of these securities cannot be guaranteed, and may fluctuate widely or even cease to trade and or have value.

As of September 30, 2010 our cash balances at financial institutions did not exceed the Federally insured limits.

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

In connection with the preparation of this quarterly report on Form 10-Q, as of June 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon that evaluation our Company’s CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2010.

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

SPUR RANCH, INC. FORMERLY: NEW GREEN TECHNOLOGIES, INC.

Dated: November 22, 2010	By	/s/ W. ANDREW STACK
W. ANDREW STACK
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

SPUR RANCH, INC. FORMERLY: NEW GREEN TECHNOLOGIES INC.

Dated: November 22, 2010	By	/s/ JEREMY G. STOBIE
JEREMY G. STOBIE
CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)